Form 10-Q
period 2016-06-30
Paragon Commercial CORP
filed 2016-08-10
CIK 1414374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-37802

PARAGON COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-2278662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Glenwood Avenue Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)

(919) 788-7770
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 5, 2016, there were approximately 5,451,336 shares of the registrant’s common stock outstanding.

PARAGON COMMERCIAL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

Part I.                                Financial Information
Item 1.                               Financial Statements

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2016 and December 31, 2015
(Balance Sheet as of December 31, 2015 is derived from Audited Financial Statements)

(In thousands, except share data)	2016	2015
Assets
Cash and due from banks:
Interest-earning	$73,448	$30,993
Noninterest-earning	26,667	24,537
Investment securities - available-for-sale, at fair value	186,323	168,896
Federal Home Loan Bank stock, at cost	8,613	8,061
Loans - net of unearned income and deferred fees	1,105,344	1,016,156
Allowance for loan losses	(7,986)	(7,641)
Net loans	1,097,358	1,008,515
Accrued interest receivable	4,092	3,795
Bank premises and equipment, net	16,124	16,433
Bank owned life insurance	28,723	28,274
Other real estate owned	5,183	5,453
Deferred tax assets	3,264	4,118
Other assets	4,538	6,836
Total assets	$1,454,333	$1,305,911

Liabilities and stockholders' equity
Deposits:
Noninterest-bearing demand	$179,070	$158,974
Interest-bearing checking and money market	654,954	504,092
Time deposits	266,177	319,781
Total deposits	1,100,201	982,847
Repurchase agreements and federal funds purchased	22,690	30,580
Federal Home Loan Bank advances	175,000	165,000
Other borrowings	-	4,800
Subordinated debentures	18,558	18,558
Other liabilities	6,175	6,468
Total liabilities	1,322,624	1,208,253
Stockholders' equity:
Common stock, $0.008 par value; 20,000,000 shares	43	37
authorized; 5,449,866 and 4,581,334 issued and
outstanding as of June 30, 2016 and December 31, 2015
Additional paid-in-capital	79,845	53,147
Accumulated other comprehensive loss	148	(886)
Retained earnings	51,673	45,360
Total stockholders' equity	131,709	97,658
Total liabilities and stockholders' equity	$1,454,333	$1,305,911

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans and fees on loans	$11,840	$10,899	$23,030	$20,966
Investment securities and FHLB stock	1,369	1,072	2,588	2,299
Federal funds and other	63	40	121	66
Total Interest income	13,272	12,011	25,739	23,331
Interest expense
Interest-bearing checking and money market	836	645	1,693	1,260
Time deposits	556	846	1,123	1,810
Borrowings and repurchase agreements	579	307	1,071	596
Total interest expense	1,971	1,798	3,887	3,666
Net interest income	11,301	10,213	21,852	19,665
Provision for loan losses	-	179	-	750
Net interest income after provision for loan losses	11,301	10,034	21,852	18,915
Non-interest income
Increase in cash surrender value of bank owned life insurance	226	206	449	407
Net gain on sale of securities	-	-	85	423
Service charges and fees	56	54	114	105
Mortgage origination fees and gains on sale of loans	33	75	65	112
Net loss on sale or impairment of foreclosed assets	(45)	(126)	(257)	(463)
Other fees and income	111	115	191	224
Total non-interest income	381	324	647	808
Non-interest expense
Salaries and employee benefits	3,742	3,117	7,609	6,336
Furniture, equipment and software costs	502	451	994	901
Occupancy	342	488	686	837
Data processing	279	299	575	579
Director related fees and expenses	219	211	471	417
Professional fees	182	318	419	455
FDIC and other supervisory assessments	217	252	412	479
Advertising and public relations	234	176	422	546
Unreimbursed loan costs and foreclosure related expenses	142	298	211	469
Other	629	790	1,289	1,261
Total non-interest expense	6,488	6,400	13,088	12,280
Income before income taxes	5,194	3,958	9,411	7,443
Income tax expense	1,719	1,308	3,098	2,485
Net income	$3,475	$2,650	$6,313	$4,958

Net income per common share
Basic	$0.76	$0.59	$1.38	$1.10

Diluted	$0.75	$0.59	$1.37	$1.10

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE
   INCOME (Unaudited)
Three and Six Months Ended June 30, 2016 and 2015

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands)	2016	2015	2016	2015

Net income	$3,475	$2,650	$6,313	$4,958

Other comprehensive income (loss) items:
Securities available for sale:
Unrealized gains (losses)	2,920	(2,606)	3,914	(1,242)
Reclassification of gains recognized in net income	-	-	(85)	(423)
Other comprehensive income (loss)	2,920	(2,606)	3,829	(1,665)
Deferred tax expense (benefit)	1,116	(998)	1,462	(637)
Other comprehensive income (loss), net of tax	1,804	(1,608)	2,367	(1,028)

Cash flow hedges:
Unrealized losses	(575)	(79)	(2,136)	(1,270)
Other comprehensive loss	(575)	(79)	(2,136)	(1,270)
Deferred tax benefit	(217)	(30)	(803)	(486)
Other comprehensive loss, net of tax	(358)	(49)	(1,333)	(784)

Total other comprehensive income (loss), net of tax	1,446	(1,657)	1,034	(1,812)

Comprehensive income	$4,921	$993	$7,347	$3,146

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2016 and 2015

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	4,581,334	$37	$53,147	$(886)	$45,360	$97,658

Net income	-	-	-	-	6,313	6,313
Unrealized gain on securities, net of
tax expense of $1,464	-	-	-	2,367	-	2,367
Unrealized loss on cash flow hedges,
net of tax benefit of $803	-	-	-	(1,333)	-	(1,333)
Restricted stock expense recognized	-	-	205	-	-	205
Issuance of stock for public offering	845,588	6	26,388			26,394
Issuance of restricted stock awards	19,145	-	-	-	-	-
Issuance of stock for employee stock
purchase plan	3,799	-	105	-	-	105
Balance at June 30, 2016	5,449,866	$43	$79,845	$148	$51,673	$131,709

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	4,530,000	$36	$52,358	$1,142	$34,126	$87,662

Net income	-	-	-	-	4,958	4,958
Unrealized gain on securities, net of
tax expense of $637	-	-	-	(1,028)	-	(1,028)
Unrealized loss on cash flow hedges,
net of tax benefit of $486	-	-	-	(784)	-	(784)
Issuance of shares for employee
stock purchase plan	-	-	-	-	-	-
Issuance of restricted stock awards	14,156	-	-	-	-	-
Restricted stock expense recognized	-	-	172	-	-	172
Issuance of stock for employee stock
purchase plan	8,985	-	164	-	-	164
Balance at June 30, 2015	4,553,141	$36	$52,694	$(670)	$39,084	$91,144

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2016 and 2015

(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,313	$4,958
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	711	688
Provision for loan losses	-	750
Net loss on sale or impairment of foreclosed assets	257	463
Increase in cash surrender value of life insurance	(449)	(406)
Accretion of premiums/discounts on securities, net	567	414
Net gain on sale of securities	(85)	(423)
Loss on sale of property and equipment	-	1
Deferred tax expense	196	522
Restricted stock expense	205	172
Changes in assets and liabilities:
Accrued interest receivable and other assets	(135)	(238)
Accrued interest payable and other liabilities	(293)	640
Net cash provided by operating activities	7,287	7,541
Cash flows from investing activities:
Net decrease in Federal Home Loan Bank stock	(552)	(1,693)
Purchase of securities available for sale	(39,434)	(23,081)
Proceeds from maturities and paydowns of securities available for sale	9,639	8,272
Proceeds from sales of securities available for sale	15,714	28,779
Net increase in loans	(88,843)	(126,390)
Proceeds from sale of foreclosed real estate	13	4,221
Additions to bank premises and equipment	(402)	(229)
Other investing activites, net	-	(72)
Net cash used in investing activities	(103,865)	(110,193)
Cash flows from financing activities:
Net increase in demand and money market deposit accounts	170,958	157,705
Net decrease in time deposits	(53,604)	(16,510)
Net decrease in repurchase agreements	(7,890)	(936)
Net increase in FHLB and other borrowings	5,200	3,783
Net proceeds from sale of common stock	26,394	-
Issuance of common stock for employee stock purchase plan	105	164
Net cash provided by financing activities	141,163	144,206
Net change in cash and cash equivalents	44,585	41,554
Cash and cash equivalents at beginning of year	55,530	36,395

Cash and cash equivalents at end of year	$100,115	$77,949

See accompanying notes to these unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

On April 2, 2001, Paragon Commercial Corporation (the “Company”) was incorporated for the purpose of serving as a holding company for Paragon Commercial Bank (the “Bank”). The Company currently has no operations and conducts no business on its own other than owning the Bank and two statutory business trusts, Paragon Commercial Capital Trust I and II.

The Bank was incorporated on May 4, 1999 and began banking operations on May 10, 1999. The Bank is engaged in general commercial banking in Wake and Mecklenburg Counties, NC, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.  In addition, the Company undergoes periodic examinations by the Federal Reserve.

The Company formed Paragon Commercial Capital Trust I (“Trust I”) during 2004 in order to facilitate the issuance of trust preferred securities.  Trust I is a statutory business trust formed under the laws of the state of Delaware, of which all common securities are owned by the Company. The Company formed Paragon Commercial Capital Trust II (“Trust II”) during 2006 to serve the same purpose. The junior subordinated debentures issued by the Company to the trusts are classified as debt and the Company’s equity interest in the trusts are included in other assets.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as minority interests in unconsolidated subsidiaries. The junior subordinated debentures do not qualify as Tier 1 regulatory capital.

In June 2016, the Company completed its initial public offering in which it issued and sold 845,588 shares of common stock at a public offering price of $34.00 per share. The Company received net proceeds of $26.4 million after deducting underwriting discounts and commissions of approximately $1.7 million and other offering expenses of approximately $615,000.

In addition to its headquarters and operations center in Raleigh, North Carolina, the Bank has locations in Charlotte and Cary, North Carolina.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts and transactions of Paragon Commercial Corporation and Paragon Commercial Bank. All significant intercompany transactions and balances are eliminated in consolidation.  Paragon Commercial Capital Trusts I and II are not consolidated subsidiaries of the Company.

The consolidated financial information included herein as of and for the three and six month periods ended June 30, 2016 and 2015 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2015 consolidated balance sheet was derived from the Company’s December 31, 2015 audited consolidated financial statements as of and for the periods ended December 31, 2015.  These unaudited interim consolidated financial statements as of and for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (Continued)

The accounting policies followed by the Company and other relevant information is contained in the notes to the audited consolidated financial statements as of and for the periods ended December 31, 2015.

Earnings Per Common Share

Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised.

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying unaudited consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	4,581,193	4,500,695	4,563,349	4,492,912
Dilutive effect of restricted shares	43,133	32,877	44,184	35,641
Weighted average number of shares outstanding - diluted	4,624,326	4,533,572	4,607,533	4,528,553

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Anti-dilutive stock options	80,500	91,000	80,500	91,000
Unvested restricted shares	45,338	45,986	45,338	45,986

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income.

The Company’s only two components of other comprehensive income are unrealized gains and losses on investment securities available-for-sale, net of income taxes and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company’s accumulated other comprehensive income for the six month ended June 30, 2016 and for the year ended December 31, 2015, respectively is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (Continued)

	June 30,	December 31,
	2016	2015
(In thousands)
Unrealized gains on securities available-for-sale	$5,207	$1,378
Deferred tax expense	(1,992)	(530)
Other comprehensive income, net of tax	3,215	848
Unrealized losses on cash flow hedges	(4,915)	(2,779)
Deferred tax benefit	1,848	1,045
Other comprehensive loss, net of tax	(3,067)	(1,734)
Total other comprehensive income (loss)	$148	$(886)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

		Unpaid
	Unrealized	Unrealized
	Gains and	Gains and
	Losses on	Losses on
	Available-for	Cash Flow
(in thousands)	Sale Securities	Hedges	Total
Balance as of December 31, 2015	$848	$(1,734)	$(886)
Other comprehensive income (loss) before reclassification	2,452	(1,333)	1,119
Amounts reclassified from accumulated other
comprehensive income	(85)	-	(85)
Net current-period other comprehensive income (loss)	2,367	(1,333)	1,034
Balance as of June 30, 2016	$3,215	$(3,067)	$148

Balance as of December 31, 2014	$1,645	$(503)	$1,142
Other comprehensive loss before reclassification	(605)	(784)	(1,389)
Amounts reclassified from accumulated other
comprehensive income	(423)	-	(423)
Net current-period other comprehensive loss	(1,028)	(784)	(1,812)
Balance as of June 30, 2015	$617	$(1,287)	$(670)

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. generally accepted accounting principles (“GAAP”). Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (Continued)

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification (the “ASC”) to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (Continued)

In March 2016, the FASB amended the Derivatives and Hedging topic of the Accounting Standards Codification to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will apply the guidance prospectively to each period presented.  The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value.  The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation. The reclassifications had no effect on total assets, net income or stockholders' equity as previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at June 30, 2016 and December 31, 2015.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2016
Available-for-sale:
U.S. Agency obligations	$18,454	$567	$-	$19,021
Collateralized mortgage obligations	49,277	910	-	50,187
Mortgage-backed securities	49,290	869	-	50,159
Municipal bonds	61,419	2,948	-	64,367
Other	2,676	9	96	2,589
	$181,116	$5,303	$96	$186,323

December 31, 2015
Available-for-sale:
U.S. Agency obligations	$19,778	$196	$73	$19,901
Collateralized mortgage obligations	60,826	321	206	60,941
Mortgage-backed securities	31,074	326	90	31,310
Municipal bonds	53,163	1,346	75	54,434
Other	2,677	10	377	2,310
	$167,518	$2,199	$821	$168,896

The fair values of securities available-for-sale at June 30, 2016 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		After One	After Five		No Stated
	Within	Within	Within	After	Maturity
(In thousands)	1 Year	Five Years	Ten Years	Ten Years	Date	Total
U.S. Agency obligations	$-	$-	$-	$19,021	$-	$19,021
Collateralized mortgage obligations	-	-	-	50,187	-	50,187
Mortgage-backed securities	-	-	14,229	35,930	-	50,159
Municipal bonds	-	1,829	5,801	56,737	-	64,367
Other	-	-	-	500	2,089	2,589
	$-	$1,829	$20,030	$162,375	$2,089	$186,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Other	-	-	894	96	894	96
Total temporarily impaired
securities	$-	$-	$894	$96	$894	$96

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$3,007	$-	$3,178	$73	$6,185	$73
Collateralized mortgage obligations	26,086	159	2,983	47	29,069	206
Mortgage-backed securities	18,575	90	-	-	18,575	90
Municipal bonds	3,896	6	7,990	69	11,886	75
Other	1,774	377	-	-	1,774	377
Total temporarily impaired
securities	$53,338	$632	$14,151	$189	$67,489	$821

The table below summarizes the number of investment securities in an unrealized loss position:

	June 30,	December 31,
Available-for-sale:	2016	2015
U.S. Agency obligations	-	3
Collateralized mortgage obligations	-	7
Mortgage-backed securities	-	6
Municipal bonds	-	22
Other	1	1
	1	39

The unrealized losses primarily relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses on the debt securities in 2016 or 2015 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and since management has the intent to hold these securities until maturity and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost given the current liquidity position, none of those debt securities are deemed to be other than temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes securities gains for the periods presented:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Gross gains on sales of securities available for sale	$-	$-	$136	$427
Gross losses on sales of securities available for sale	-	-	(51)	(4)
Total securities gains	$-	$-	$85	$423

Securities with a fair value of $52.8 million and $78.4 million were pledged as of June 30, 2016 and December 31, 2015, respectively, to secure repurchase agreements, lines of credit and other borrowings.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In thousands)	2016	2015
Construction and land development	$63,819	$64,702
Commercial real estate:
Non-farm, non-residential	341,477	307,722
Owner occupied	158,612	147,017
Multifamily, nonresidential and junior liens	93,945	79,170
Total commercial real estate	594,034	533,909
Consumer real estate:
Home equity lines	85,883	78,943
Secured by 1-4 family residential, secured by first deeds of trust	186,054	167,053
Secured by 1-4 family residential, secured by second deeds of trust	3,656	3,711
Total consumer real estate	275,593	249,707
Commercial and industrial loans (except those secured by real estate)	157,640	153,669
Consumer and other	13,672	13,539
Total loans	1,104,758	1,015,526
Deferred loan (fees) costs	586	630
Allowance for loan losses	(7,986)	(7,641)
Net loans	$1,097,358	$1,008,515

Loans are primarily made in the Research Triangle and Charlotte areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(In thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
Three months ended June 30, 2016
Beginning balance	$523	$3,072	$1,972	$1,790	$574	$7,931
Provision for loan losses	(125)	187	(88)	492	(466)	-
Loans charged off	-	-	-	-	(1)	(1)
Recoveries	8	19	3	25	1	56
Net (chargeoffs) recoveries	8	19	3	25	-	55
Ending balance	$406	$3,278	$1,887	$2,307	$108	$7,986

Six months ended June 30, 2016
Beginning balance	$509	$3,156	$2,046	$1,786	$144	$7,641
Provision for loan losses	(340)	66	(165)	485	(46)	-
Loans charged off	-	-	-	-	(1)	(1)
Recoveries	237	56	6	36	11	346
Net (chargeoffs) recoveries	237	56	6	36	10	345
Ending balance	$406	$3,278	$1,887	$2,307	$108	$7,986

Three months ended June 30, 2015
Beginning balance	$696	$2,003	$2,191	$2,602	$60	$7,552
Provision for loan losses	93	257	46	(214)	(3)	179
Loans charged off	-	(276)	-	-	-	(276)
Recoveries	12	102	-	-	-	114
Net (chargeoffs) recoveries	12	(174)	-	-	-	(162)
Ending balance	$801	$2,086	$2,237	$2,388	$57	$7,569

Six months ended June 30, 2015
Beginning balance	$960	$2,510	$1,594	$1,662	$143	$6,869
Provision for loan losses	(212)	(321)	643	726	(86)	750
Loans charged off	-	(276)	-	-	-	(276)
Recoveries	53	173	-	-	-	226
Net (chargeoffs) recoveries	53	(103)	-	-	-	(50)
Ending balance	$801	$2,086	$2,237	$2,388	$57	$7,569

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment are based on the impairment method as of June 30, 2016 and December 31, 2015 and were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
June 30, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$3	$10	$110	$1,120	$-	$1,243
Collectively evaluated for impairment	403	3,268	1,777	1,187	108	6,743
Total ending allowance	$406	$3,278	$1,887	$2,307	$108	$7,986

Loans:
Individually evaluated for impairment	$132	$881	$403	$2,989	$-	$4,405
Collectively evaluated for impairment	63,687	593,153	275,190	154,651	13,672	1,100,353
Total ending loans	$63,819	$594,034	$275,593	$157,640	$13,672	$1,104,758

(in thousands)
December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$4	$72	$115	$297	$21	$509
Collectively evaluated for impairment	505	3,084	1,931	1,489	123	7,132
Total ending allowance	$509	$3,156	$2,046	$1,786	$144	$7,641

Loans:
Individually evaluated for impairment	$238	$2,619	$411	$602	$21	$3,891
Collectively evaluated for impairment	64,464	531,290	249,296	153,067	13,518	1,011,635
Total ending loans	$64,702	$533,909	$249,707	$153,669	$13,539	$1,015,526

Loans are charged down or off as soon as the Company determines that the full principal balance due under any loan becomes uncollectible.  The amount of the charge is determined as follows:
•	If unsecured, the loan must be charged off in full.
•	If secured, the outstanding principal balance of the loan should be charged down to the net realizable value of the collateral.

Loans are considered uncollectible when:
•	No regularly scheduled payment has been made within four months unless fully secured and in the process of collection.
•	The collateral value is insufficient to cover the outstanding indebtedness and it is unlikely the borrower will have the ability to pay the debt in a timely manner.
•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

Impaired loans totaled $4.4 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively. Included in the $4.4 million at March 31, 2016 is $2.2 million of loans classified as troubled debt restructurings (“TDRs”). Included in the $3.9 million at December 31, 2015 is $2.8 million of loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. All TDRs are considered impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information on performing and nonperforming TDRs as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In thousands)	2016	2015
Performing TDRs:
Commercial real estate	$546	$2,220
Consumer real estate	341	346
Commercial and industrial loans	638	47
Total performing TDRs	1,525	2,613

Nonperforming TDRs:
Construction and land development	132	104
Consumer real estate	62	65
Commercial and industrial loans	517	-
Consumer and other	-	21
Total nonperformingTDRs	711	190
Total TDRs	$2,236	$2,803

During 2016, there were five new loans totaling $1.3 million identified as TDRs.  There were no loans considered as TDRs in 2015 that subsequently defaulted in 2016.  Of the five new loans identified as a TDR, three were to the same borrower in the amount of $1.1 million within the commercial and industrial (“C&I”) portfolio. The designation for TDR to this same borrower was given due to Bank extending the maturity date of the three loans during a forbearance agreement; the market would not support terms for this type of loan and was classified as a TDR. Another loan in the amount of $130,000 that is a real estate construction and land development loan was coded a TDR due to renewal of interest only terms; these are not terms that would be provided in the market hence the TDR designation. The last loan was for $37,000 is a C&I loan and was coded a TDR due to change in interest rate and repayment terms that would not be provided in the market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In order to quantify the value of any impairment, the Company evaluates loans individually.  At June 30, 2016, the Company had $4.4 million of impaired loans.  The detail of loans evaluated for impairment as of June 30, 2016 is presented below:

		Unpaid Contractual
(in thousands)	Recorded	Principal	Allocated
June 30, 2016	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$129	$166	$-
Commercial real estate	547	543	-
Commercial and industrial loans	640	640
Loans with a specific valuation allowance:
Construction and land development	3	29	3
Commercial real estate	334	331	10
Consumer real estate	403	430	110
Commercial and industrial loans	2,349	2,374	1,120
Total	$4,405	$4,513	$1,243

At December 31, 2015, the Company had $3.9 million of impaired loans.  The detail of loans evaluated for impairment as of December 31, 2015 is presented below:

(in thousands)	Recorded	Unpaid Contractual Principal	Allocated
December 31, 2015	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$235	$397	$-
Commercial real estate	2,220	2,319	-
Loans with a specific valuation allowance:
Construction and land development	4	29	4
Commercial real estate	399	480	72
Consumer real estate	410	474	115
Commercial and industrial loans (except
those secured by real estate)	602	895	297
Consumer and other	21	26	21
Total	$3,891	$4,620	$509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment balance of impaired loans for the three- and six-month periods ending June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Balance	Income	Balance	Income
Construction and land development	$133	$-	$305	$1
Commercial real estate	1,113	13	5,737	40
Consumer real estate	404	4	826	7
Commercial and industrial loans	2,671	17	634	11
Consumer and other	13	-	24	-
Total securities gains	$4,334	$34	$7,526	$59

	Six months ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Balance	Income	Balance	Income
Construction and land development	$182	$-	$322	$1
Commercial real estate	1,633	37	6,694	92
Consumer real estate	406	9	735	13
Commercial and industrial loans	1,618	47	667	22
Consumer and other	17	-	24	-
Total securities gains	$3,856	$93	$8,442	$128

When the Company cannot reasonably expect full and timely repayment of its loan, the loan is placed on nonaccrual status. The Company will continue to track the contractual interest for purposes of customer reporting and any potential litigation or later collection of the loan but accrual of interest for the Company’s financial statement purposes is to be discontinued.  Subsequent payments of interest can be recognized as income on a cash basis provided that full collection of principal is expected.  Otherwise, all payments received are to be applied to principal only. At the time of nonaccrual, past due or accrued interest is reversed from income.

Loans over 90 days past due will automatically be placed on nonaccrual status.  Loans that are less delinquent may also be placed on nonaccrual status if full collection of principal and interest is unlikely.

The following table presents the recorded investment in nonaccrual loans by portfolio segment as of June 30, 2016 and December 31, 2015:

	Nonaccrual
	June 30,	December 31,
(in thousands)	2016	2015
Construction and land development	$132	$238
Consumer real estate	62	65
Commercial and industrial loans	1,026	189
Consumer and other	-	21
Total	$1,220	$513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans 90 days or more past due and accruing interest at June 30, 2016 or December 31, 2015.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by portfolio segment:

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
June 30, 2016	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$132	$132	$63,687	$63,819
Commercial real estate	-	-	-	-	-	594,034	594,034
Consumer real estate	-	-	-	62	62	275,531	275,593
Commercial and industrial loans	346	-	-	1,026	1,372	156,268	157,640
Consumer and other	-	-	-	-	-	13,672	13,672
Total	$346	$-	$-	$1,220	$1,566	$1,103,192	$1,104,758

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
December 31, 2015	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$238	$238	$64,464	$64,702
Commercial real estate	-	-	-	-	-	533,909	533,909
Consumer real estate	-	-	-	65	65	249,642	249,707
Commercial and industrial loans	-	-	-	189	189	153,480	153,669
Consumer and other	-	-	-	21	21	13,518	13,539
Total	$-	$-	$-	$513	$513	$1,015,013	$1,015,526

Credit Quality Indicators

The Company utilizes a nine point grading system in order to evaluate the level of inherent risk in the loan portfolio as part of its allowance for loan losses methodology. Loans collectively evaluated for impairment are grouped by loan type and, in the case of commercial and construction loans, by risk rating. Each loan type is assigned an allowance factor based on risk grade, historical loss experience, economic conditions, overall portfolio quality including delinquency rates and commercial real estate loan concentrations (as applicable). As risk grades increase, additional reserves are applied stated in basis points in order to account for the added inherent risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company categorizes all business and commercial purpose loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by setting the risk grade at the inception of a loan through the approval process.  A certain percentage of loan dollars is reviewed each year by a third party loan review function.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers. As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. The Company uses the following definitions for risk ratings:

•
Risk Grade 1 – Minimal - Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous.

•
Risk Grade 2 – Modest - Loans to borrowers of significantly better than average financial strength or loans secured by readily marketable securities.  Earnings performance is consistent and primary and secondary sources of repayment are well established.  The borrower exhibits excellent asset quality and liquidity with very strong debt servicing capacity and coverage.  Company management has depth, is experienced and well regarded in the industry.

•
Risk Grade 3 – Average - Loans in this category are to borrowers of satisfactory financial strength. Earnings performance is consistent. Primary and secondary sources of repayment are well defined and adequate to retire the debt in a timely and orderly fashion. These borrowers would generally exhibit satisfactory asset quality and liquidity. They have moderate leverage and experienced management in key positions.

•
Risk Grade 4 – Acceptable - Loans in this category are to borrowers involving more than average risk which contain certain characteristics that require some supervision and attention by the lender. Asset quality is acceptable, but debt capacity is modest. Little excess liquidity is available. The borrower may be fully leveraged and unable to sustain major setbacks. Covenants are structured to ensure adequate protection. Management may have limited experience and depth. This category includes loans which are highly leveraged transactions due to regulatory constraints and also includes loans involving reasonable exceptions to policy.

•
Risk Grade 5 - Acceptable with Care - A loan in this category is sound and collectible but contains considerable risk. Although asset quality remains acceptable, the borrower has a smaller and/or less diverse asset base, very little liquidity and limited debt capacity. Earnings performance is inconsistent and the borrower is not strong enough to sustain major setbacks. The borrower may be highly leveraged and below average size or a lower-tier competitor. There might be limited management experience and depth. These loans may be to a well-conceived start-up venture but repayment is still dependent upon a successful operation. This category includes loans with significant documentation or policy exceptions, improper loan structure, or inadequate loan servicing procedures and may also include a loan in which strong reliance for a secondary repayment source is placed on a guarantor who exhibits the ability and willingness to repay or loans which are highly leveraged transactions due to the obligor’s financial status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

•
Risk Grade 6 - Special Mention or Critical - Loans in this category have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.  These may also include loans of marginal quality and liquidity that if not corrected may jeopardize the liquidation of the debt and the Company’s credit position.  These loans require close supervision and must be monitored to ensure there is not a pattern of deterioration in the credit that may lead to further downgrade. These characteristics include but are not limited to:

o	Repayment performance has not been demonstrated to prudent standards;
o	Repayment performance is inconsistent and highly sensitive to business and operating cycle swings;
o	Fatal documentation errors and;
o	Performing as agreed without documented capacity or collateral protection.
•
Risk Grade 7 – Substandard - A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Risk Grade 8 – Doubtful - Loans classified doubtful have all the weaknesses inherent in loans classified substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

o	Injection of capital;
o	Alternative financing;
o	Liquidation of assets or the pledging of additional collateral.
The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off. There were no loans rated as doubtful as of June 30, 2016 or December 31, 2015.
•
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off the worthless loan even though partial recovery may be affected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty days or calendar quarter-end.  There were no loans rated as loss as of June 30, 2016 or December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of June 30, 2016 and December 31, 2015 and based on the most recent analysis performed, the risk category of unimpaired loans by class of loans is as follows:

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
June 30, 2016
Construction and land development	$-	$200	$758	$14,284	$48,229	$216	$-	$63,687
Commercial real estate	-	579	206,150	277,137	105,483	3,804	-	593,153
Consumer real estate	52	18,865	122,583	95,458	36,936	1,296	-	275,190
Commercial and industrial loans	2,150	2,145	26,253	96,721	26,737	645	-	154,651
Consumer and other	1,159	499	885	7,816	3,137	176	-	13,672
Total	$3,361	$22,288	$356,629	$491,416	$220,522	$6,137	$-	$1,100,353

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
December 31, 2015
Construction and land development	$26	$200	$2,545	$14,318	$47,133	$242	$-	$64,464
Commercial real estate	-	619	195,935	243,771	87,492	3,473	-	531,290
Consumer real estate	53	10,933	111,123	92,127	34,346	714	-	249,296
Commercial and industrial loans	2,168	1,909	24,675	96,900	26,802	612	-	153,066
Consumer and other	980	1,069	960	8,392	1,936	182	-	13,519
Total	$3,227	$14,730	$335,238	$455,508	$197,709	$5,223	$-	$1,011,635

NOTE 5 - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Financial instruments whose contract amounts
represent credit risk:
Undisbursed lines of credit	$190,741	$163,572
Standby letters of credit	4,203	3,188
Total	$194,944	$166,760

NOTE 6 - DERIVATIVES AND FINANCIAL INSTRUMENTS

To mitigate exposure to variability in expected future cash flows resulting from changes in interest rates, in May 2013 the Company entered into two forward swap arrangements (the “Swaps”) whereby the Company would pay fixed rates on two short-term borrowings at some point in the future for a determined period of time.  For both agreements, the Company would renew advances with the Federal Home Loan Bank (“FHLB”) for 3-month terms as a primary funding source and pay the prevailing 3-month rate.  The first swap, a “2-5 Swap”, was a $20 million agreement whereby 2 years from the May 2013 execution date, the Company would begin to swap out the 3-month FHLB advance pricing at that date for a fixed rate of 1.964% for a period of 5 years.  The second swap, a “3-5 Swap”, was similar in terms except that it was a $30 million agreement whereby 3 years from the May 2013 execution date, the Company would begin to swap out the 3-month FHLB advance pricing at that date for a fixed rate of 2.464% for a period of 5 years.

The Company designated the forward-starting interest rate swaps (the hedging instruments) as cash flow hedges of the risk of changes attributable to the benchmark 3-Month LIBOR interest rate risk for the forecasted issuances of FHLB advances arising from a rollover strategy.  The Company intended to sequentially issue a series of 3-month fixed rate debt as part of a planned roll-over of short-term debt for the next seven to eight years.

In September 2014, as a result of continued increasing fixed rate exposure, the Company determined that an additional strategy was needed and, as a result, exited from the Swaps for a deferred gain of $372,000. In their place, the Company purchased three interest rate caps with a strike price of 3-month LIBOR at 0.50% and a five-year term.   The instruments hedged were $100 million of FHLB borrowings maturing quarterly on the same reset dates.  The Company executed three separate agreements between $30 million and $35 million maturing between August 2019 and October 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - DERIVATIVES AND FINANCIAL INSTRUMENTS (Continued)

The following table reflects the cash flow hedges included in the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Notational	Fair	Notational	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets:
Cap 1 - maturing August 2019	$35,000	$487	$35,000	$1,334
Cap 2 - maturing September 2019	35,000	500	35,000	1,360
Cap 3 - maturing October 2019	30,000	447	30,000	1,216
	$100,000	$1,434	$100,000	$3,910

Remaining amortization of the premium on the interest rate caps is as follows:

(In thousands)
2016 (remaining quarters)	$572
2017	1,779
2018	2,247
2019	1,751
$6,349

The Company recorded $198,000 and $15,000 for the three-month periods ended June 30, 2016 and 2015, respectively, in amortization associated with the interest rate caps.  The Company recorded $341,000 and $18,000 for the six-month periods ended June 30, 2016 and 2015, respectively, in amortization associated with the interest rate caps.  Those expenses are reflected in the consolidated statements of income as a component of borrowings and repurchase agreements interest expense.

Remaining amortization of the gain associated with the exit of the swaps is as follows:

(In thousands)
2016 (remaining quarters)	$37
2017	74
2018	75
Thereafter	147
$333

The Company realized $12,000 and $20,000 in gains on the Swaps during the three- and six-month periods ended June 30, 2016, respectively, shown as a reduction of borrowings and repurchase agreements interest expense. These were the first returns from the swaps.

The Company anticipates little to no ineffectiveness in this hedging relationship as long as the terms are matched at each forecasted debt issuance.  The Company notes that the actual interest cost incurred at each rollover will be a function of market rates at that time.  However the Company is only hedging the benchmark interest rate risk in each rollover.

The Company does not use derivatives for trading or speculative purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7- FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

Outlined below is the application of the fair value hierarchy applied to the Company’s financial assets that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2016, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 1 included marketable equity securities with readily available market values.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2016, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included agency bonds, collateralized mortgage obligations, mortgage backed securities, municipal bonds and derivatives.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2016, the Company valued certain financial assets including one corporate subordinated debenture, measured on both a recurring and a non-recurring basis, at fair value hierarchy Level 3.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis

The Company measures certain assets at fair value on a recurring basis, as described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include U.S. agencies, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of June 30, 2016 and December 31, 2015, the Company’s derivative instruments consist solely of interest rate caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Securities available-for-sale:
U.S. Agency obligations	$19,021	$-	$19,021	$-
Collateralized mortgage obligations	50,187	-	50,187	-
Mortgage-backed securities	50,159	-	50,159	-
Municipal bonds	64,367	-	64,367
Other	2,589	2,089	-	500
	186,323	2,089	183,734	500
Interest rate caps	1,434	-	1,434	-
Total assets at fair value	$187,757	$2,089	$185,168	$500

December 31, 2015
Securities available-for-sale:
U.S. Agency obligations	$19,901	$-	$19,901	$-
Collateralized mortgage obligations	60,941	-	60,941	-
Mortgage-backed securities	31,310	-	31,310	-
Municipal bonds	54,434	-	54,434
Other	2,310	1,810	-	500
	168,896	1,810	166,586	500
Interest rate caps	3,910	-	3,910	-
Total assets at fair value	$172,806	$1,810	$170,496	$500

The table below summarizes the Company’s activity in investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016.

Level 3
Investment
(In thousands)	Securities
Balance at December 31, 2015	$500
Purchases	-
Balance at June 30, 2016	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $4.4 million and $3.9 million at June 30, 2016 and December 31, 2015, respectively.

Other Real Estate Owned

Other real estate owned, which includes foreclosed assets, is adjusted to fair value upon transfer of loans and premises to other real estate. Subsequently, other real estate owned is carried at the lower of carrying value or fair value.

At the date of transfer, losses are charged to the allowance for credit losses.  Subsequent write-downs are charged to expense in the period they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Below is a table that presents information about assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,162	$-	$-	$3,162
Other real estate owned	5,183	-	-	5,183
Total	$8,345	$-	$-	$8,345

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,382	$-	$-	$3,382
Other real estate owned	5,453	-	-	5,453
Total	$8,835	$-	$-	$8,835

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2016 and December 31, 2015
	Valuation	Significant	Significant
	Technique	Observable Inputs	unobservable Inputs
Impaired loans	Appraisal value	Appraisals and/or sales of	Appraisals discounted 5% to 10% for
		comparable properties	sales commissions and other holding costs

Other real estate owned	Appraisal value/	Appraisals and/or sales of	Appraisals discounted 5% to 10% for
	Comparison sale/	comparable properties	sales commissions and other holding costs
Other estimates

The Company provides certain disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Accordingly, certain financial instruments and all nonfinancial instruments are excluded from disclosure. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Due from Banks

The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

Federal Home Loan Bank Stock

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of such Federal Home Loan Bank stock.

Bank-owned life insurance

The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Short-Term Borrowings and Long-Term Debt

The fair values are based on discounting expected cash flows using the current interest rates for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Carrying	Fair Value
(In thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$100,115	$100,115	$100,115	$-	$-
Investment securities available-for-
sale	186,323	186,323	2,089	183,734	500
Loans, net	1,097,358	1,101,914	-	1,098,752	3,162
Accrued interest receivable	4,092	4,092	4,092	-	-
Federal Home Loan Bank stock	8,613	8,613	-	-	8,613
Bank-owned life insurance	28,723	28,723	-	28,723	-
Interest rate caps	1,434	1,434	-	1,434	-
Financial liabilities:
Non-maturing deposits	834,024	834,024	-	834,024	-
Time deposits	266,177	266,530	-	266,530	-
Accrued interest payable	336	336	336	-	-
Repurchase agreements and
federal funds purchased	22,690	22,690	-	22,690	-
FHLB Advances and other borrowings	175,000	175,014	-	175,014	-
Subordinated debt	18,558	14,397	-	14,397	-

	December 31, 2015
	Carrying	Fair Value
(In thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,530	$55,530	$55,530	$-	$-
Investment securities available-for-
sale	168,896	168,896	1,810	166,586	500
Loans, net	1,008,515	1,013,415	-	1,010,033	3,382
Accrued interest receivable	3,795	3,795	3,795	-	-
Federal Home Loan Bank stock	8,061	8,061	-	-	8,061
Bank-owned life insurance	28,274	28,274	-	28,274	-
Interest rate caps	3,910	3,910	-	3,910	-
Financial liabilities:
Non-maturing deposits	663,066	663,066	-	663,066	-
Time deposits	319,781	320,246	-	320,246	-
Accrued interest payable	356	356	356	-	-
Repurchase agreements and
federal funds purchased	30,580	30,580	-	30,580	-
FHLB Advances and other borrowings	169,800	169,800	-	169,800	-
Subordinated debt	18,558	15,591	-	15,591	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the six-months
	ended June 30,
(In thousands)	2016	2015
Supplemental Disclosures of Cash Flow Information:

Interest paid	$3,907	$3,741

Income taxes paid	$2,635	$1,700

Supplemental Schedule of Noncash Investing and Financing Activites:

Change in fair value of securities available-for-sale, net of taxes	$2,367	$(1,028)

Change in fair value of cash flow hedges, net of taxes	$(1,333)	$(784)

Transfer from loans to foreclosed real estate	$-	$3,300

NOTE 9 – ISSUANCES OF COMMON STOCK

During the second quarter of 2016, the Company issued 19,145 shares of common stock to certain employees under its long-term stock-based incentive compensation plan.

In addition, during the second quarter of 2016, the Company issued 3,799 shares to employees under its employee stock purchase plan.

On June 21, 2016, the Company sold a total of 845,588 shares of common stock in our initial public offering at an initial public offering price of $34.00 per share.  The Company received net proceeds as a result of the offering of $26.4 million.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Item 2  - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Paragon Commercial Corporation (the “Company” or “Paragon”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly owned subsidiary, Paragon Bank (the “Bank”), a full-service, state-chartered community bank with 3 locations in Raleigh, Charlotte and Cary, North Carolina. Paragon Bank provides banking services to businesses and consumers across the Triangle and Charlotte metro areas.

Because the Company has no material operations and conducts no business on its own other than owning its subsidiaries, the discussion contained in this management’s discussion and analysis concerns primarily the business of Paragon Bank. For ease of reading and because the financial statements are presented on a consolidated basis, Paragon Commercial Corporation and Paragon Bank are collectively referred to herein as “the Company”, “we”, “our”, or “us”, unless otherwise noted.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and six- month periods ended June 30, 2016, and 2015, as well as the financial condition of the Company as of June 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “SEC”) on June 17, 2016.

Forward-Looking Information

This periodic report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future. Risks and other factors that could influence the estimates include risks associated with any change in management, strategic direction, business plan, or operations, local economic conditions affecting retail and commercial real estate, disruptions in the credit markets, particularly in light of continued economic uncertainty in the European Union and continued political unrest and instability in the Middle East; changes in interest rates, adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Bank, the failure of assumptions underlying loan loss and other reserves, competition and the risk of new and changing regulation, including, but not limited to recent proposals that would change capital standards and asset risk-weighting for financial institutions. Additional factors that could cause actual results to differ materially are discussed in the Company’s filings with the SEC. The forward-looking statements in this document speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures are “tangible stockholders’ equity,” “tangible book value per share,” “tangible average equity to tangible average assets,” and “efficiency ratio.” Our management uses these non-GAAP financial measures in its analysis of our performance and because of market expectations of use of these ratios to evaluate the Company.  Management believes each of these non-GAAP financial measures provides useful information about our financial condition and results of operation. As noted below, the efficiency ratio shows the amount of revenue generated for each dollar spent and provides investors with a measure of our productivity. We also believe the presentation of tangible stockholders’ equity, tangible book value per share, tangible equity to risk-weighted assets and tangible average equity to tangible average assets would provide investors with a clear picture of our assets and equity. However, because the Company has not consummated any merger transactions and does not use any derivatives that might give rise to an intangible asset, there is no difference in tangible equity or assets and GAAP equity or assets.

•
“Efficiency ratio” is defined as total non-interest expense divided by adjusted operating revenue. Adjusted operating revenue is equal to net interest income (taxable equivalent) plus non-interest income, adjusted to exclude the impacts of gains and losses on the sale of securities and gains and losses on the sale or write-down of foreclosed real estate. We believe the efficiency ratio is important as an indicator of productivity because it shows the amount of revenue generated by our core operations for each dollar spent. While the efficiency ratio is a measure of productivity, its value reflects the attributes of the business model we employ.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Efficiency Ratio
Non-interest expense	$6,488	$6,400	$13,088	$12,280

Net interest taxable equivalent income	$11,301	$10,213	$21,852	$19,665
Non-interest income	381	324	647	808
Less gain on investment securities	-	-	(85)	(423)
Plus loss on sale or writedown of foreclosed real estate	45	126	257	463
Adjusted operating revenue	$11,727	$10,663	$22,671	$20,513

Efficiency ratio	55.33%	60.02%	57.73%	59.86%

Executive Overview of Recent Financial Performance

•
The Company completed its initial public offering which raised gross proceeds of $28.7 million and enhanced capital.  The shares of the Company’s common stock began trading on the Nasdaq Capital Market as of June 16, 2016.

•
Net income available to common stockholders totaled $3.5 million, or $0.75 per diluted common share, in the second quarter (“Q2”) of 2016, which was a significant improvement from $2.7 million, or $0.59 per diluted share, in Q2 2015.

•	Return on average assets equaled 1.00% in Q2 2016 compared to 0.83% in Q2 2015 while return on average equity equaled 13.41% in Q2 2016 compared to 11.70% for the same period in 2015.

•	The efficiency ratio, which represents operating expenses to total operating revenues, improved to 55.33% in Q2 2016 from 60.02% in Q2 2015.

•	The Company had net recoveries of charged-off loans of $55,000 in Q2 2016, compared to net charge-offs of $162,000 in Q2 2015.

•	Annualized net loan growth was 23% in Q2 2016, resulting from net loan originations during the quarter of $60.4 million.

Analysis of Results of Operations

Second Quarter 2016 compared to Second Quarter 2015

During the three-month period ended June 30, 2016, the Company had net income of $3.5 million compared to net income of $2.7 million for the same period in 2015. Basic and diluted net income per share for the quarter ended June 30, 2016 were $0.76 and $0.75, respectively, compared with basic and diluted net income per share of $0.59 for the same period in 2015.

Year-to-Date 2016 compared to Year-to-Date 2015

During the six-month period ended June 30, 2016, the Company had net income of $6.3 million compared to net income of $5.0 million for the same period in 2015. Basic and diluted net income per share for the six-months ended June 30, 2016 were $1.38 and $1.37, respectively, compared with basic and diluted net income per share of $1.10 for the same period in 2015.

As discussed in greater detail below, the improvements in the results of operations in the second quarter and first six months of 2016, compared to the respective periods of 2015, reflect the benefit of balance sheet growth period over period as well as continued credit improvement.

Net Interest Income

Second Quarter 2016 compared to Second Quarter 2015

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as by the levels on non-interest bearing liabilities and capital.

Net interest income increased by $1.1 million to $11.3 million for the three months ended June 30, 2016.  The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.31 billion in the second quarter of 2016 compared with $1.20 billion in the same period in 2015.  The yield on those assets was 4.15% in the second quarter of 2016 compared to 4.08% for the same period in 2015.  The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans.  Meanwhile, average interest-bearing liabilities increased by $45.0 million from $1.04 billion for the three months ended June 30, 2015 to $1.08 billion for the same period ended June 30, 2016. The Company’s cost of these funds increased by 3 basis points year over year to 0.73% from 0.70% in the second quarter of 2015.  During the three-month period ended June 30, 2016, the Company’s net interest margin was 3.55% and net interest spread was 3.42%.  In the second quarter of 2015, net interest margin was 3.48% and net interest spread was 3.39%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Three Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,071,325	$11,840	4.44%	$973,610	$10,899	4.49%
Investment securities (2)	193,231	1,628	3.39%	158,097	1,247	3.16%
Other interest-earning assets	45,954	63	0.55%	64,908	40	0.25%
Total interest-earning assets	1,310,510	13,531	4.15%	1,196,615	12,186	4.08%
Other assets	83,212			83,272
Total assets	$1,393,722			$1,279,887

Deposits:
Interest-bearing checking accounts	$170,209	170	0.40%	$127,269	148	0.47%
Money markets	402,851	666	0.66%	293,748	497	0.68%
Time deposits less than $100,000	11,635	30	1.05%	29,755	123	1.65%
Time deposits greater than or
equal to $100,000	242,444	526	0.87%	338,046	723	0.86%
Borrowings	254,540	579	0.91%	247,849	307	0.50%
Total interest-bearing liabilities	1,081,679	1,971	0.73%	1,036,667	1,798	0.70%
Noninterest-bearing deposits	191,994			148,882
Other liabilities	16,367			3,731
Stockholders' equity	103,682			90,607
Total liabilities and stockholders'
equity	$1,393,722			$1,279,887

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$11,560	3.42%		$10,388	3.39%

Net interest margin (taxable-
equivalent basis) (4)			3.55%			3.48%

Ratio of interest-bearing assets to
interest-bearing liabilities	121.16%			115.43%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$11,560			$10,388
Less:
Taxable-equivalent adjustment		259			175
Net interest income		$11,301			$10,213

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent.  The taxable-equivalent adjustment was $259,000 and $175,000 for the 2016 and 2015 periods, respectively.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Three Months Ended
	June 30, 2016 vs. 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$1,091	$(150)	$941
Investment securities	276	105	381
Other interest-earnings assets	(12)	35	23
Total interest income (taxable-
equivalent basis)	1,355	(10)	1,345

Interest expense
Deposits:
Interest-bearing checking accounts	50	(28)	22
Money markets	184	15	169
Time deposits less than $100,000	(75)	(17)	(92)
Time deposits greater than or
equal to $100,000	(204)	6	(198)
Borrowings	8	264	272
Total interest expense	(37)	210	173

Net interest income increase/
(decrease)(taxable equivalent basis)	$1,392	$(220)	1,172

Less:
Taxable-equivalent adjustment			84
Net interest income increase/
(decrease)			$1,088

Year-to-Date 2016 compared to Year-to-Date 2015

Net interest income increased by $2.2 million to $21.9 million for the six months ended June 30, 2016.  The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.27 billion for the six-month period ended June 30, 2016 compared with $1.16 billion in the same period in 2015.  The yield on those assets was 4.14% in 2016 compared to 4.11% for the same period in 2015.  The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans.  Meanwhile, average interest-bearing liabilities increased by $59.4 million from $1.01 billion for the year-to-date period ended June 30, 2015 to $ 1.07 billion for the same period ended June 30, 2016. The Company’s cost of these funds remained the same at 0.73% for both periods.  During the six-month period ended June 30, 2016, the Company’s net interest margin was 3.53% and net interest spread was 3.41%.  For the same period in 2015, net interest margin was 3.48% and net interest spread was 3.38%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Six Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,045,361	$23,030	4.43%	$938,064	$20,966	4.48%
Investment securities (2)	185,556	3,082	3.34%	161,495	2,650	3.29%
Other interest-earnings assets	41,958	121	0.58%	55,526	66	0.24%
Total interest-earning assets	1,272,875	26,233	4.14%	1,155,085	23,682	4.11%
Other assets	85,685			86,078
Total assets	$1,358,560			$1,241,163

Deposits:
Interest-bearing checking accounts	$155,299	348	0.45%	$120,416	289	0.48%
Money markets	402,641	1,345	0.67%	285,428	971	0.68%
Time deposits less than $100,000	11,639	60	1.03%	31,123	123	0.79%
Time deposits greater than or
equal to $100,000	261,536	1,063	0.82%	332,505	1,687	1.02%
Borrowings	236,674	1,071	0.91%	238,917	596	0.50%
Total interest-bearing liabilities	1,067,789	3,887	0.73%	1,008,388	3,666	0.73%
Noninterest-bearing deposits	175,562			139,055
Other liabilities	13,823			3,931
Stockholders' equity	101,386			89,789
Total liabilities and stockholders'
equity	$1,358,560			$1,241,163

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$22,346	3.41%		$20,016	3.38%

Net interest margin (taxable-
equivalent basis) (4)			3.53%			3.48%

Ratio of interest-bearing assets to
interest-bearing liabilities	119.21%			114.55%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$22,346			$20,016
Less:
Taxable-equivalent adjustment		494			351
Net interest income		$21,852			$19,665

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent.  The taxable-equivalent adjustment was $494,000 and $351,000 for the 2016 and 2015 periods, respectively.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents annualized net interest income divided by average interest-earning assets.

Changes in interest income and interest expense can result from variances in both volume and rates. The following table presents the relative impact on tax-equivalent net interest income to changes in the average outstanding balances of interest-earning assets and interest-bearing liabilities and the rates earned and paid on such assets and liabilities.

	Six Months Ended
	June 30, 2016 vs. 2015
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$2,392	$(328)	$2,064
Investment securities	394	38	432
Other interest-earning assets	(16)	71	55
Total interest income (taxable-
equivalent basis)	2,770	(219)	2,551

Interest expense
Deposits:
Interest-bearing checking accounts	83	(24)	59
Money markets	398	(24)	374
Time deposits less than $100,000	(77)	14	(63)
Time deposits greater than or
equal to $100,000	(359)	(265)	(624)
Borrowings	(6)	481	475
Total interest expense	39	182	221

Net interest income increase/
(decrease)(taxable equivalent basis)	$2,731	$(401)	2,330

Less:
Taxable-equivalent adjustment			143
Net interest income increase/
(decrease)			$2,187

Provision for Loan Losses

Second Quarter 2016 compared to Second Quarter 2015

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  In evaluating the allowance for loan losses, management considers factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses net charge-off history for the most recent five consecutive years.  Since each of the five past years contain a declining amount of charge-offs coupled with a large number of recoveries, the impact of the Company’s improvement in historical credit quality has resulted in a continually declining balance of reserves as a percentage of the loan portfolio.

The following table summarizes the changes in the allowance for loan losses for the three months ended June 30, 2016 and 2015:

(In thousands)
Three months ended June 30, 2016
Beginning balance	$7,931
Provision for loan losses	-
Loans charged off	(1)
Recoveries	56
Net recoveries	55
Ending balance	$7,986

Three months ended June 30, 2015
Beginning balance	$7,552
Provision for loan losses	179
Loans charged off	(276)
Recoveries	114
Net chargeoffs	(162)
Ending balance	$7,569

The Company did not record a provision for loan losses in the second three months of 2016 compared to a provision of $179,000 recorded during the same period in 2015.  The decrease in the provision for 2016 was the result of continued credit improvement in the Bank’s loan portfolio along with net recoveries during the period of $55,000.

Year-to-Date 2016 compared to Year-to-Date 2015

The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2016 and 2015:

(In thousands)
Six months ended June 30, 2016
Beginning balance	$7,641
Provision for loan losses	-
Loans charged off	(1)
Recoveries	346
Net recoveries	345
Ending balance	$7,986

Six months ended June 30, 2015
Beginning balance	$6,869
Provision for loan losses	750
Loans charged off	(276)
Recoveries	226
Net chargeoffs	(50)
Ending balance	$7,569

The Company did not record a provision for loan losses in the first six months of 2016 compared to a provision of $750,000 recorded during the same period in 2015.  The decrease in the provision for 2016 was the result of continued credit improvement in the Bank’s loan portfolio along with net recoveries during the period of $345,000.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Non-interest income
Increase in cash surrender value of bank owned
life insurance	$226	$206	$449	$407
Net gain on sale of securities	-	-	85	423
Service charges and fees	56	54	114	105
Mortgage origination fees and gains on sale of loans	33	75	65	112
Net loss on sale or impairment of foreclosed assets	(45)	(126)	(257)	(463)
Other fees and income	111	115	191	224
Total non-interest income	$381	$324	$647	$808

Second Quarter 2016 compared to Second Quarter 2015

Non-interest income for the quarter ended June 30, 2016 was $381,000, an increase of $57,000 from $324,000 for the same period in 2015.  The primary reason for the increase was a decrease of $81,000 in the amount of losses on sale or write-down of other real estate, which is included in non-interest income totals.   Net losses in this category in the second three months of 2016 were $45,000 compared to $126,000 for the same period in 2015.

Year-to-Date 2016 compared to Year-to-Date 2015

Non-interest income for the six months ended June 30, 2016 was $647,000, a decrease of $161,000 from $808,000 for the same period in 2015.  The primary reason for the decrease was a decrease of $338,000 in the amount of gains on sale of held-for-sale investment securities.  This was partially offset by a decrease in losses on sale or write-down of other real estate, which is included in non-interest income totals.   Net losses in this category in the first six months of 2016 were $257,000 compared to $463,000 for the same period in 2015.

Non-Interest Expenses

The following table provides a summary of non-interest expenses for the periods presented.

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Non-interest expense
Salaries and employee benefits	$3,742	$3,117	$7,609	$6,336
Furniture, equipment and software costs	502	451	994	901
Occupancy	342	488	686	837
Data processing	279	299	575	579
Director related fees and expenses	219	211	471	417
Professional fees	182	318	419	455
FDIC and other supervisory assessments	217	252	412	479
Advertising and public relations	234	176	422	421
Unreimbursed loan costs and foreclosure related expenses	142	298	211	469
Other	629	790	1,289	1,386
Total non-interest expense	$6,488	$6,400	$13,088	$12,280

Second Quarter 2016 compared to Second Quarter 2015

Non-interest expenses increased period over period by $88,000, or 1.4%, to $6.5 million for the three-month period ended June 30, 2016, from $6.4 million for the same period in 2015. The following are highlights of the significant changes in non-interest expenses in the second quarter of 2016 compared to the second quarter of 2015.

•	Personnel expenses increased $625,000 to $3.7 million due primarily to the addition of more personnel to handle the rapid growth of the Company.

•
Occupancy decreased $146,000 from the same period in 2015.  The 2015 figure included a one-time adjustment for accrual of future commitments of lease payments for leased space in the Charlotte office which was no longer being used.

•
Professional fees decreased $136,000 to $182,000 from $318,000 in the second quarter of 2015 due largely to costs associated with recruiting new employees in 2015 that were not incurred in the second quarter of 2016.

•	Unreimbursed loan costs and foreclosure related expenses decreased $156,000 primarily due to a decrease in expenses on foreclosed properties associated with fewer foreclosed properties being held.

Year-to-Date 2016 compared to Year-to-Date 2015

Non-interest expenses increased period over period by $808,000, or 6.6%, to $13.1 million for the six-month period ended June 30, 2016, from $12.3 million for the same period in 2015. The following are highlights of the significant changes in non-interest expenses in the first six months of 2016 compared to the same period in 2015.

•	Personnel expenses increased $1.3 million to $7.6 million due primarily to the addition of more personnel to handle the rapid growth of the Company and due to annual salary increases.

•
Occupancy decreased $151,000 from the same six month period in 2015.  The 2015 figure included a one-time adjustment for accrual of future commitments of lease payments for leased space in the Charlotte office which was no longer being used.

•	Unreimbursed loan costs and foreclosure related expenses decreased $258,000 primarily due to a decrease in expenses on foreclosed properties associated with fewer foreclosed properties being held.

Provision for Income Taxes

Income tax expense was $1.7 million in the second quarter of 2016 and $1.3 million in the second quarter of 2015.  The Company’s effective tax rate for the second quarter of 2016 was 33.10%, compared to 33.05% for the same period in 2015.

For the six-month period ended June 30, 2016, income tax expense was $3.1 million compared to $2.5 million for the same period in 2015.  The Company’s effective tax rate for the six-month period ended June 30, 2016 was 32.92%, compared to 33.39% for the same period in 2015.

In 2016, the North Carolina state corporate income tax rate decreased from 5% to 4%.

Analysis of Financial Condition

Overview

Total assets at June 30, 2016 were $1.45 billion, an increase of $148.4 million or 11.4% over the balance as of December 31, 2015 of $1.31 billion.  Interest earning assets at June 30, 2016 totaled $1.37 billion and consisted of $1.11 billion in net loans, $186.3 million in investment securities, $8.6 million in Federal Home Loan Bank of Atlanta stock, and $73.4 million in overnight investments and interest-bearing deposits in other banks.  Interest earning assets at December 31, 2015 totaled $1.21 billion and consisted of $1.01 billion in net loans, $168.9 million in investment securities, $8.1 million in Federal Home Loan Bank of Atlanta stock, and $31.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and stockholders’ equity at June 30, 2016 were $1.10 billion and $131.7 million, respectively.  Total deposits and stockholders’ equity at December 31, 2015 were $982.8 million and $97.7 million, respectively.

Investment Securities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable proper interest rate risk management; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include U.S. Agency obligations, U.S. government-sponsored entities, including collateralized mortgage obligations and mortgage-backed securities, bank eligible obligations of state or political subdivisions, and limited types of permissible corporate debt and equity securities.

Investment securities as of June 30, 2016 and December 31, 2015 were $186.3 million and $168.9 million, respectively.  The Company’s investment portfolio at June 30, 2016 and December 31, 2015, consisted of U.S. government agency obligations, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other equity investments, and had a weighted average taxable equivalent yield of 2.87% and 2.90% at June 30, 2016 and December 31, 2015, respectively.  The Company also held an investment of $8.6 million and $8.1 million in Federal Home Loan Bank Stock as of June 30, 2016 and December 31, 2015 with a weighted average yield of 4.87% and 4.53% for those periods. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

The investment portfolio increased $17.4 million during the first six months of 2016, the net result of $39.4 million in purchases, $15.7 million in sales, $9.6 million of maturities and prepayments and a decrease of $3.8 million in the market value of securities held available for sale.

The securities in an unrealized loss position as of June 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms.

The following is a summary of the securities portfolio by major classification at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Available-for-sale:
U.S. Agency obligations	$18,454	$19,021	$19,778	$19,901
Collateralized mortgage obligations	49,277	50,187	60,826	60,941
Mortgage-backed securities	49,290	50,159	31,074	31,310
Municipal bonds	61,419	64,367	53,163	54,434
Other	2,676	2,589	2,677	2,310
	$181,116	$186,323	$167,518	$168,896

The following table summarizes the securities portfolio by major classification as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
			Weighted			Weighted
			Average Tax			Average Tax
	Amortized	Fair	Equivalent	Amortized	Fair	Equivalent
(Dollars in thousands)	Cost	Value	Yield (1)	Cost	Value	Yield (1)
U.S. government agency obligations
Due within one year	$-	$-	-	$-	$-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	18,454	19,021	2.60%	19,778	19,901	2.59%
	18,454	19,021	2.60%	19,778	19,901	2.59%
Collateralized mortgage obligations
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	49,277	50,187	2.12%	60,826	60,941	2.34%
	49,277	50,187	2.12%	60,826	60,941	2.34%
Mortgage-backed securities
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	13,656	14,229	2.76%	13,361	13,591	2.74%
Due after ten years	35,634	35,930	2.38%	17,713	17,719	2.61%
	49,290	50,159	2.49%	31,074	31,310	2.67%
Municipal bonds
Due within one year	-	-	-	-	-	-
Due after one but within five years	1,737	1,829	3.23%	1,740	1,786	3.23%
Due after five but within ten years	5,535	5,801	3.16%	4,325	4,412	3.06%
Due after ten years	54,147	56,737	3.93%	47,098	48,236	3.99%
	61,419	64,367	3.84%	53,163	54,434	3.89%
Other investments
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	500	500	6.50%	500	500	6.50%
Due after ten years (2)	2,176	2,089	0.00%	2,177	1,810	0.00%
	2,676	2,589	1.21%	2,677	2,310	1.21%
Total securities available for sale
Due within one year	-	-	-	-	-	-
Due after one but within five years	1,737	1,829	3.23%	1,740	1,786	3.23%
Due after five but within ten years	19,691	20,530	2.97%	18,186	18,503	2.82%
Due after ten years (2)	159,688	163,964	2.82%	147,592	148,607	2.91%
	$181,116	$186,323	2.84%	$167,518	$168,896	2.90%

(1)	The marginal tax rate used to calculate tax equivalent yield was 30.0%.
(2)	Includes investments with no stated maturity date

As of June 30, 2016, the weighted average life of the Company's debt securities was 4.7 years, and the weighted average effective duration was 3.2 years.

Loans Receivable

The Company serves the credit needs of commercial and private banking clients in its markets through a range of commercial and consumer loan products. The goal of the Company's lending function is to help clients reach their goals. This is accomplished through loan products that best fit the needs of each client and are profitable to the Company. The lending process combines a thorough knowledge of each client and the local market with the high standards of the Company’s credit culture. Underwriting criteria governing the level of assumed risk and a sharp focus on maintaining a well-balanced loan portfolio play a critical role in the process.

Strict attention is placed on balancing loan quality and profitability with loan growth. The Company has established concentration limits by borrower, product type, loan structure, and industry. Commercial loans are generally secured by business assets and real estate, supported by personal guarantees as needed. Loans to private banking clients are primarily secured with personal assets and real estate.

The loan portfolio at June 30, 2016 totaled $1.11 billion and was composed of $63.8 million in construction and land development loans, $594.0 million in commercial real estate loans, $275.6 million in consumer real estate loans, $157.6 million in commercial and industrial loans, and $13.7 million in consumer and other loans.  Also included in loans outstanding is $586,000 in net deferred loan costs.

The loan portfolio at December 31, 2015 totaled $1.02 billion and was composed of $64.7 million in construction and land development loans, $533.9 million in commercial real estate loans, $249.7 million in consumer real estate loans, $153.7 million in commercial and industrial loans, and $13.5 million in consumer and other loans.  Also included in loans outstanding is $630,000 in net deferred loan costs.

The following table describes the Company’s loan portfolio composition by category:

	At June 30,		At December 31,
	2016		2015
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$63,819	5.8%	$64,702	6.4%
Commercial real estate:
Non-farm, non-residential	341,477	30.9%	307,722	30.3%
Owner occupied	158,612	14.3%	147,017	14.5%
Multifamily, nonresidential and junior liens	93,945	8.5%	79,170	7.8%
Total commercial real estate	594,034	53.7%	533,909	52.5%
Consumer real estate:
Home equity lines	85,883	7.8%	78,943	7.8%
Secured by 1-4 family residential, secured by
first deeds of trust	186,054	16.8%	167,053	16.4%
Secured by 1-4 family residential, secured by
second deeds of trust	3,656	0.3%	3,711	0.4%
Total consumer real estate	275,593	24.9%	249,707	24.6%
Commercial and industrial loans (except those
secured by real estate)	157,640	14.3%	153,669	15.1%
Consumer and other	13,672	1.2%	13,539	1.3%
Less:
Deferred loan origination (fees) costs	586	0.1%	630	0.1%
Total loans	1,105,344	100%	1,016,156	100%
Allowance for loan losses	(7,986)		(7,641)
Total net loans	1,097,358		1,008,515

During the six months ended June 30, 2016, loans receivable increased by $89.2 million, or 8.7%, to $1.11 billion as of period end.  The increase in loans during the quarter is primarily attributable to new loan origination driven by the demand in the Company’s market areas.

During 2015, loans receivable increased by $147.8 million, or 17.0%, to $1.02 billion as of December 31, 2015.  The increase in loans during the year is also primarily attributable to new loan origination driven by the demand in the Company’s market areas.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at June 30, 2016.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At June 30, 2016
		Due after one
	Due within	year but within	Due after
(In thousands)	one year	five years	five years	Total
Fixed rate loans (1):
Construction and land development	$12,565	$18,484	$70	$31,119
Commercial real estate	3,181	112,127	34,670	149,978
Commercial real estate owner occupied	14,315	216,084	29,029	259,428
Multifamily, nonresidential and junior liens	1,262	45,998	13,594	60,854
Home equity lines	452	451	-	903
Secured by 1-4 family residential, secured by first
deeds of trust	11,074	81,063	87,530	179,667
Secured by 1-4 family residential, secured by
second deeds of trust	542	2,150	-	2,692
Commercial and industrial loans (except those
secured by real estate)	3,967	71,456	7,382	82,805
Consumer and other	2,571	2,966	90	5,627
Total at fixed rates	49,929	550,779	172,365	773,073
Variable rate loans (1):
Construction and land development	18,028	14,538	-	32,566
Commercial real estate	1,480	4,764	3,392	9,636
Commercial real estate owner occupied	5,968	55,505	19,618	81,091
Multifamily, nonresidential and junior liens	3,649	26,742	2,700	33,091
Home equity lines	3,597	11,386	69,998	84,981
Secured by 1-4 family residential, secured by first				-
deeds of trust	1,752	4,405	169	6,326
Secured by 1-4 family residential, secured by				-
second deeds of trust	547	417	-	964
Commercial and industrial loans (except those				-
secured by real estate)	56,570	16,988	252	73,810
Consumer and other	1,072	6,853	75	8,000
Total at variable rates	92,663	141,598	96,204	330,465
Subtotal	142,592	692,377	268,569	1,103,538
Non-accrual loans (2)	922	298	-	1,220
Gross Loans	$143,514	$692,675	$268,569	1,104,758
Deferred origination costs				586
Total loans				$1,105,344

(1)	Loan maturities are presented based on the final contractual maturity of each loan and do not reflect contractual principal payments prior to maturity on amortizing loans.
(2)	Includes nonaccrual restructured loans.

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest.  In such instances, the Company generally requires payment of accrued interest and may require a principal reduction or modify other terms of the loan at the time of renewal.

Past Due Loans and Nonperforming Assets

Loans are reported as past due when the contractual amounts due with respect to principal and interest are not received by the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of 90 days or more, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate (or foreclosed assets). Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense. Loans are classified as troubled debt restructurings (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until there is demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status. The Company closely monitors these loans and ceases accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2016 and December 31, 2015:

	30+	Non-	Total
	Days	Accrual	Past		Total
(in thousands)	Past Due	Loans	Due	Current	Loans
At June 30, 2016
Construction and land development	$-	$132	$132	$63,687	$63,819
Non-farm, non-residential	-	-	-	341,477	341,477
Owner occupied	-	-	-	158,612	158,612
Multifamily, nonresidential and junior liens	-	62	62	93,883	93,945
Home equity lines	-	-	-	85,883	85,883
Secured by 1-4 family residential, secured
by first deeds of trust	-	-	-	186,054	186,054
Secured by 1-4 family residential,
secured by second deeds of trust	-	-	-	3,656	3,656
Commercial and industrial loans (except
those secured by real estate)	346	1,026	1,372	156,268	157,640
Consumer and other	-	-	-	13,672	13,672
	$346	$1,220	$1,566	$1,103,192	$1,104,758

At December 31, 2015
Construction and land development	$-	$238	$238	$64,464	$64,702
Non-farm, non-residential	-	-	-	453,407	307,722
Owner occupied	-	-	-	1,332	147,017
Multifamily, nonresidential and junior liens	-	-	-	79,170	79,170
Home equity lines	-	-	-	78,943	78,943
Secured by 1-4 family residential, secured
by first deeds of trust	-	-	-	167,053	167,053
Secured by 1-4 family residential,
secured by second deeds of trust	-	65	65	3,646	3,711
Commercial and industrial loans (except
those secured by real estate)	-	189	189	153,480	153,669
Consumer and other	-	21	21	13,518	13,539
	$-	$513	$513	$1,015,013	$1,015,526

The table below sets forth, for the periods indicated, information about the Company’s nonaccrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (nonaccrual loans plus nonaccrual restructured loans), and total non-performing assets.

	At June 30,	At December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans	$509	$323
Restructured loans (1)	711	190
Total nonperforming loans	1,220	513
Foreclosed real estate	5,183	5,453
Total nonperforming assets	$6,403	$5,966

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	7,986	7,641

Nonperforming loans to period end loans	0.11%	0.05%
Allowance for loan losses to period end
loans	0.72%	0.75%
Allowance for loan losses to
nonperforming loans	654.59%	1489.47%
Allowance for loan losses to
nonperforming assets	124.72%	128.08%
Nonperforming assets to total assets	0.44%	0.46%
(1)	Restructured loans are also on nonaccrual status.

In addition to the above, as of June 30, 2016 the Company had $3.2 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status.  In total, there were $4.4 million in loans that were considered to be impaired at period end.  As of December 31, 2015, the Company had $3.4 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status.  In total, there were $3.9 million in loans that were considered to be impaired at December 31, 2015.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loans losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels.  It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired, which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses allocated to each category of the Company’s loan portfolio and each category of the loan portfolio as a percentage of total loans, at June 30, 2016 and at December 31, 2015.

	At June 30,		At December 31,
	2016		2015
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$406	5.8%	$509	6.4%
Commercial real estate	3,278	53.8%	3,156	52.6%
Consumer real estate	1,887	24.9%	2,046	24.6%
Commercial and industrial loans (except those
secured by real estate)	2,307	14.3%	1,786	15.1%
Consumer and other	108	1.3%	144	1.3%
Total	$7,986	100.0%	$7,641	100.0%

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.03% during the first six months of 2016 to 0.72% of gross loans at June 30, 2016. The change in the allowance during the period resulted from net recoveries of $345,000 offset by $89.2 million of loan growth and no loan loss provision.  General reserves totaled $6.7 million or 0.61% of gross loans outstanding as of June 30, 2016, an decrease from year-end 2015 when they totaled $7.1 million or 0.70% of loans outstanding.  At June 30, 2016, specific reserves on impaired loans constituted $1.2 million or 0.11% of gross loans outstanding compared to $509,000 or 0.05% of loans outstanding as of December 31, 2015.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Allowance for loan losses at beginning of the period	$ 7,931	$ 7,552	$ 7,641	$ 6,869
Provision for loan losses	-	179	-	750

Loans charged off:
Construction and land development	-	-	-	-
Commercial real estate	-	(276)	-	(276)
Consumer real estate	-	-	-	-
Commercial and industrial loans (except those
secured by real estate)	-	-	-	-
Consumer and other	(1)	-	(1)	-
Total charge-offs	(1)	(276)	(1)	(276)
Recoveries of loans previously charged off:
Construction and land development	8	12	237	53
Commercial real estate	19	102	56	173
Consumer real estate	3	-	6	-
Commercial and industrial loans (except those
secured by real estate)	25	-	36	-
Consumer and other	1	-	11	-
Total recoveries	56	114	346	226
Net recoveries (charge-offs)	55	(162)	345	(50)
Allowance for loan losses at end of the period	$ 7,986	$ 7,569	$ 7,986	$ 7,569

Ratio of net charge-offs during the period
to average loans outstanding during
the period	0.01%	-0.02%	0.03%	0.00%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of June 30, 2016 and December 31, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At June 30, 2016, non-earning assets totaled $88.6 million, a decrease of $0.8 million from $89.4 million at December 31, 2015.  Non-earning assets at June 30, 2016 consisted of: cash and due from banks of $26.7 million, premises and equipment totaling $16.1 million, foreclosed real estate totaling $5.2 million, accrued interest receivable of $4.1 million, bank owned life insurance, or BOLI, of $28.7 million and other assets totaling $4.5 million, with net deferred taxes of $3.3 million.

At December 31, 2015, non-earning assets totaled $89.4 million.  Non-earning assets at December 31, 2015 consisted of: cash and due from banks of $24.5 million, premises and equipment totaling $16.4 million, foreclosed real estate totaling $5.5 million, accrued interest receivable of $3.8 million, bank owned life insurance of $28.3 million and other assets totaling $6.8 million, with net deferred taxes of $4.1 million.

As of June 30, 2016, the Company had an investment in bank owned life insurance of $28.7 million, which increased $449,000 from December 31, 2015. The increase in BOLI was due to an increase in cash surrender value.  Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

Deposits

Deposits gathered from clients represent the primary source of funding for the Company’s lending activities. Commercial and private banking deposit services include non-interest and interest bearing checking accounts, money market accounts, and to a limited extent, IRAs and CDs. Interest rates for each account type are set by the Company within the context of marketplace factors, current deposit needs, and a keen awareness of maintaining a strong margin.

The Company's primary focus is on establishing long-term client relationships to attract core deposits. However, the Company may use non-reciprocal brokered and other wholesale deposits to supplement local funding sources. As of June 30, 2016, non-reciprocal brokered deposits represented 11.3 percent of total deposits.

Total deposits at June 30, 2016 were $1.10 billion and consisted of $179.1 million in non-interest-bearing demand deposits, $655.0 million in interest-bearing checking and money market accounts, and $266.2 million in time deposits. Total deposits increased by $117.4 million from $982.8 million as of December 31, 2015.  Non-interest-bearing demand deposits increased by $20.1 million from $159.0 million as of December 31, 2015.  Interest-bearing and money market accounts increased by $150.9 million from $504.1 million as of December 31, 2015. Time deposits decreased by $53.6 million during the six-month period ended June 30, 2016 from $319.8 million as of December 31, 2015.  The increase in deposits was primarily due to a focus on growing core customer deposits and demand in the markets in which the Bank operates.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	As of
	June 30,	December 31,
Composition of Deposit Portfolio	2016	2015
Non-interest bearing	16.3%	16.2%
Interest-bearing checking accounts	12.4%	21.5%
Money markets	47.1%	29.8%
Time deposits	24.2%	32.5%
Total	100.0%	100.0%

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Three Month Period Ended June 30,
	2016			2015
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$170,209	16.7%	0.40%	$127,269	13.6%	0.47%
Money markets	402,851	39.5%	0.66%	293,748	31.3%	0.68%
Time deposits	254,079	24.9%	0.88%	367,801	39.2%	0.92%
Total interest-bearing deposits	827,139	81.2%	0.67%	788,818	84.1%	0.70%
Noninterest-bearing deposits	191,994	18.8%	-	148,882	15.9%	-
Total deposits	$1,019,133	100.0%	0.55%	$937,700	100.0%	0.64%

	For the Six Month Period Ended June 30,
	2016			2015
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$155,299	15.2%	0.45%	$120,416	12.8%	0.48%
Money markets	402,641	39.5%	0.67%	285,428	30.4%	0.68%
Time deposits	273,175	26.8%	0.83%	332,505	35.5%	1.00%
Total interest-bearing deposits	831,115	81.6%	0.68%	738,349	78.7%	0.73%
Noninterest-bearing deposits	175,562	17.2%	-	139,055	14.8%	-
Total deposits	$1,006,677	98.8%	0.56%	$877,404	93.6%	0.68%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits and interest-bearing demand with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.55% in the second quarter of 2016 compared to 0.64% in the second quarter of 2015 due to changes in deposit mix and lower deposit interest rates.  The average cost of deposits was 0.56% for the six-month period ended June 30, 2016 compared to 0.68% in the second quarter of 2015 due to changes in deposit mix and lower deposit interest rates.

Short-Term and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital.  As of June 30, 2016, the Company had $175.0 million in short-term debt, which consisted solely of FHLB advances compared to an outstanding balance of $165.0 million at year-end 2015.  In addition, the Company had $4.8 million outstanding on an amortizing $10.0 million holding company loan at December 31, 2015 which was repaid in June 2016 with a portion of the proceeds of the Company’s initial public offering.  The increase in short-term debt was due to the Company’s rapid loan growth during the first six months of 2016.

The Company had issued and outstanding $18.6 million in junior subordinated debentures as of June 30, 2016 and December 31, 2015.  These junior subordinated debentures were issued to Paragon Commercial Trust I and Paragon Commercial Trust II in connection with the issuance of trust preferred securities on May 18, 2004 and May 30, 2006, respectively.  Additional information regarding the junior subordinated debentures can be found in Note 7 of the Company’s 2015 audited consolidated financial statements.

Stockholders’ Equity

Total stockholders’ equity at June 30, 2016 was $131.7 million, an increase of $34.1 million from $97.7 million as of December 31, 2015. The change in stockholders’ equity principally represents the proceeds of $26.4 million, net of issue costs, from an initial public offering closed in June 2016, combined with net income to common stockholders for the six months ended June 30, 2016 of $6.3 million.  Other changes in stockholders’ equity included $205,000 in stock-based compensation and other comprehensive income of $1.0 million related to net increasing values in the Company’s available for sale investment securities portfolio and its cash flow hedges.

Liquidity

Market and public confidence in the Company’s financial strength and in the strength of financial institutions in general will largely determine the Company’s access to appropriate levels of liquidity. This confidence depends significantly on the Company’s ability to maintain sound asset quality and appropriate levels of capital resources.  The term “liquidity” refers to the Company’s ability to generate adequate amounts of cash to meet current needs for funding loan originations, deposit withdrawals, maturities of borrowings and operating expenses.  Investment portfolio principal payments and maturities, loan principal payments, deposit growth, brokered deposit sources, available borrowings from the FHLB, and various federal funds lines from correspondent banks are the primary sources of liquidity for the Bank.  Management measures the Bank’s liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis.

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 19.7% and 17.2% of total assets at June 30, 2016 and December 31, 2015, respectively.

The Bank has seen a net reduction in wholesale funding, maintaining liquidity sufficient to fund new loan demand and to reduce part of its wholesale funding.  When the need arises, the Bank has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary.  The Bank has established credit lines with other financial institutions to purchase up to $102.5 million in federal funds but had no such borrowings outstanding at June 30, 2016 or at December 31, 2015.  Also, as a member of the Federal Home Loan Bank of Atlanta, the Bank may obtain advances of up to 30% of assets, subject to our available collateral. The Bank had an available borrowing line at June 30, 2016 of $335.6 million at the FHLB, secured by qualifying loans.   As of that date, the Bank had $175.0 million outstanding on the line and available borrowing capacity of $160.6 million.  In addition, the Bank may borrow up to $142.3 million at the Federal Reserve discount window and has pledged loans for that purpose. As another source of short-term borrowings, the Bank also utilizes securities sold under agreements to repurchase.  At June 30, 2016, borrowings of securities sold under agreements to repurchase were $22.7 million.

At June 30, 2016, the Bank had undisbursed lines of credit of $190.7 million, and letters of credit of $4.2 million.  The Bank believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.1 billion and $982.8 million at June 30, 2016 and December 31, 2015, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 24.2% and 32.5% of total deposits at June 30, 2016 and December 31, 2015, respectively.  Other than brokered time deposits, management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs. The Bank’s parent company maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Contractual Obligations

During the second quarter of 2016, the Company renewed its lease on its operations center in Raleigh, NC.  The lease was for approximately 12,000 square feet.  The lease term was for 39 months and included an option to extend for an additional five-year period.

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2016
	1 Year	Over 1 to	Over 3 to	More Than
(In thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$169,328	$92,942	$3,907	$-	$266,177
Short term borrowings	175	-	-	-	175
Subordinated debentures	-	-	-	18,558	18,558
Operating leases	675	1,388	416	4,076	6,555
Total contractual obligations	$170,178	$94,330	$4,323	$22,634	$291,465

Capital

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected risks, and to ensure that the Company and the Bank are in compliance with all current and anticipated regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities.

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC, adopted a final rule that implemented the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. The Basel III Rules, which became effective for both the Company and the Bank on January 1, 2015, include new risk-based and leverage capital ratio requirements which refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent; (iii) a total risk-based capital ratio of 8 percent; and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

The Basel III Rules also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

The Basel III Rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. The prompt corrective action rules were modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5 percent; (ii) a Tier 1 risk-based capital ratio of 8 percent; (iii) a total risk-based capital ratio of 10 percent; and (iv) a Tier 1 leverage ratio of 5 percent. The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk based ratios.

If the Bank fails to meet the requirements for a “well capitalized” bank, it could increase the regulatory scrutiny on the Bank and the Company. In addition, the Bank would not be able to renew or accept brokered deposits without prior regulatory approval and the Bank would not be able to offer interest rates on its deposit accounts that are significantly higher than the average rates in the Bank’s market area. As a result, it would be more difficult to attract new deposits and retain or increase existing, non-brokered deposits. If the Bank is prohibited from renewing or accepting brokered deposits and is unable to attract new deposits, our liquidity and our ability to fund our loan portfolio may be adversely affected. In addition, we would be required to pay higher insurance premiums to the FDIC, which would reduce our earnings.

On May 18, 2004, the Company privately issued trust preferred securities having an aggregate liquidation amount of $10.0 million through Paragon Commercial Capital Trust I.  On May 30, 2006, we privately issued additional floating rate trust preferred securities having an aggregate liquidation amount of $8.0 million through Paragon Commercial Capital Trust II.  The proceeds provided additional capital for the expansion of the Bank. Under the current applicable regulatory guidelines, all of the trust preferred securities qualify as Tier 1 capital.

On June 21, 2016 the Company issued 845,588 shares of its common stock in an initial public offering.  Of the $26.4 million in net proceeds, $3.8 million were used to pay down existing debt at the holding company, $20.5 million were contributed to the Bank as additional capital and the remaining $2.1 million was retained at the holding company level to service existing debt at the holding company level.

Regulatory capital ratios for the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2016 and December 31, 2015. Management expects that the Company and the Bank will continue to be in compliance with applicable regulatory capital requirements, although there can be no assurance that additional capital will not be required in the future.   The Company’s and the Bank’s capital ratios as of June 30, 2016 are presented in the table below.

			Minimum Requirements To Be:
			"Adequately Capitalized"		"Well Capitalized" (2)
			for Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Actions Provisions
(Dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
June 30, 2016
The Company
Common equity Tier 1	$131,480	10.96%	$61,480	5.125%	N/A	N/A
Total risk-based capital ratio	157,466	13.13%	103,467	8.625%	N/A	N/A
Tier 1 risk-based capital ratio	149,480	12.46%	79,474	6.625%	N/A	N/A
Tier 1 leverage ratio	149,480	10.65%	64,892	4.625%	N/A	N/A
Tangible equity to tangible assets ratio	131,480	9.03%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	131,480	10.96%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1	$146,628	12.23%	61,452	5.125%	$85,433	7.125%
Total risk-based capital ratio	154,614	12.89%	103,419	8.625%	127,401	10.625%
Tier 1 risk-based capital ratio	146,628	12.23%	79,438	6.625%	103,419	8.625%
Tier 1 leverage ratio	146,628	10.61%	63,944	4.625%	77,769	5.625%

December 31, 2015
The Company
Common equity Tier 1	97,853	8.92%	49,384	4.50%	N/A	N/A
Total risk-based capital ratio	$123,028	11.21%	$87,794	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	115,387	10.51%	65,845	6.00%	N/A	N/A
Tier 1 leverage ratio	115,387	8.66%	53,274	4.00%	N/A	N/A

The Bank
Common equity Tier 1	119,454	10.90%	50,425	4.50%	71,253	6.50%
Total risk-based capital ratio	$127,095	11.59%	87,696	8.00%	$109,621	10.00%
Tier 1 risk-based capital ratio	119,454	10.90%	65,772	6.00%	87,696	8.00%
Tier 1 leverage ratio	119,454	9.15%	52,193	4.00%	65,241	5.00%

1)
Total capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. Common equity Tier 1 is defined as Tier 1 capital excluding qualifying trust preferred securities divided by total risk weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management and the board of directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.

The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Management Asset Liability Committee (“Management ALCO”) with direction of the Board of Directors Asset/Liability Committee (“Board ALCO”).  Management ALCO meets monthly to review, among other things, funding uses and sources, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. Board ALCO meets quarterly and also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company. In addition, Board ALCO reviews modeling performed by a third party of the impact on net interest income and economic value of equity of rate changes in various scenarios as well as the impact of strategies put into place to mitigate interest rate risk.  Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

Our interest rate risk model indicated that the Company was liability sensitive in terms of interest rate sensitivity at May 31, 2016. Since December 31, 2015, we have slightly increased our liability sensitivity as a result of moving our balance sheet mix toward more fixed rate loans, even after shortening the duration of the investment portfolio. The table below illustrates the impact in year one of an immediate and sustained 200 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at May 31, 2016, February 29, 2016, and November 30, 2015:

Hypothetical shift in interest	% change in projected net interest income
rates (in bps)	May 31, 2016	February 29, 2016	November 30, 2015
200	-3.22%	-4.24%	-2.39%
(100)	0.13%	0.33%	0.75%

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or six months ended June 30, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

 Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s Registration Statement on Form S-1 (File No. 333-211627), as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2016, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-211627), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of 846,400 shares of common stock including the full exercise of the underwriters’ over-allotment option. On June 21, 2016, we issued and sold 845,588 shares of our common stock at a price to the public of $34.00 per share (the “Offering”). Raymond James & Associates, Inc. acted as the book-running manager for the Offering and Sandler O’Neill & Partners, L.P. acted as co-manager.

As a result of the Offering, we received net proceeds of approximately $26.4 million in the aggregate, which consists of gross proceeds of $28.7 million, offset by underwriting discounts and commissions of approximately $1.7 million and other offering expenses of approximately $615,000. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.  The Offering terminated after all registered securities had been sold.

Of the net proceeds of approximately $26.4 million from our initial public offering, $3.8 million has been deployed to repay corporate borrowings with the remainder deposited into the Bank for utilization in strategic growth and initiatives. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated June 15, 2016, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PARAGON COMMERCIAL CORPORATION

Date: August 10, 2016	By:	/s/ Steven E. Crouse
Steven E. Crouse
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (Unaudited)