Form 10-Q
period 2016-09-30
Paragon Commercial CORP
filed 2016-11-07
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	◻

Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ◻    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 2, 2016, there were approximately 5,450,042 shares of the registrant’s common stock outstanding.

PARAGON COMMERCIAL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Part I.                  Financial Information
Item 1.                 Financial Statements

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2016 and December 31, 2015
(Balance Sheet as of December 31, 2015 is derived from Audited Financial Statements)

(in thousands, except share data)	2016	2015
Assets
Cash and due from banks:
Interest-earning	$59,080	$30,993
Noninterest-earning	14,626	24,537
Investment securities - available-for-sale, at fair value	178,606	168,896
Federal Home Loan Bank stock, at cost	5,425	8,061
Loans - net of unearned income and deferred fees	1,165,345	1,016,156
Allowance for loan losses	(7,925)	(7,641)
Net loans	1,157,420	1,008,515
Accrued interest receivable	4,022	3,795
Bank premises and equipment, net	15,858	16,433
Bank owned life insurance	28,943	28,274
Other real estate owned	5,183	5,453
Deferred tax assets	3,361	4,118
Other assets	6,335	6,836
Total assets	$1,478,859	$1,305,911

Liabilities and stockholders' equity
Deposits:
Noninterest-bearing demand	$188,398	$158,974
Interest-bearing checking and money market	767,124	504,092
Time deposits	243,563	319,781
Total deposits	1,199,085	982,847
Repurchase agreements and federal funds purchased	19,796	30,580
Federal Home Loan Bank advances	100,000	165,000
Other borrowings	-	4,800
Subordinated debentures	18,558	18,558
Other liabilities	6,398	6,468
Total liabilities	1,343,837	1,208,253
Stockholders' equity:
Common stock, $0.008 par value; 20,000,000 shares	44	37
authorized; 5,450,042 and 4,581,334 issued and
outstanding as of September 30, 2016 and December 31, 2015
Additional paid-in-capital	80,015	53,147
Accumulated other comprehensive loss	(165)	(886)
Retained earnings	55,128	45,360
Total stockholders' equity	135,022	97,658
Total liabilities and stockholders' equity	$1,478,859	$1,305,911

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans and fees on loans	$12,544	$11,223	$35,574	$32,189
Investment securities and FHLB stock	1,214	1,249	3,802	3,548
Federal funds and other	97	38	218	104
Total interest income	13,855	12,510	39,594	35,841
Interest expense
Interest-bearing checking and money market	966	727	2,659	1,987
Time deposits	588	799	1,711	2,609
Borrowings and repurchase agreements	534	328	1,605	924
Total interest expense	2,088	1,854	5,975	5,520
Net interest income	11,767	10,656	33,619	30,321
Provision for loan losses	391	-	391	750
Net interest income after provision for loan losses	11,376	10,656	33,228	29,571
Non-interest income
Increase in cash surrender value of bank owned life insurance	220	225	669	632
Net gain on sale of securities	-	145	85	568
Service charges and fees	65	58	179	163
Mortgage origination fees and gains on sale of loans	59	44	124	156
Net loss on sale or impairment of foreclosed assets	-	(9)	(257)	(472)
Other fees and income	94	81	285	305
Total non-interest income	438	544	1,085	1,352
Non-interest expense
Salaries and employee benefits	3,912	3,378	11,521	9,714
Furniture, equipment and software costs	456	482	1,450	1,383
Occupancy	362	366	1,048	1,203
Data processing	270	267	845	846
Director related fees and expenses	219	253	690	670
Professional fees	208	159	627	614
FDIC and other supervisory assessments	220	231	632	710
Advertising and public relations	239	116	661	537
Unreimbursed loan costs and foreclosure related expenses	172	281	383	750
Other	720	647	2,009	2,033
Total non-interest expense	6,778	6,180	19,866	18,460
Income before income taxes	5,036	5,020	14,447	12,463
Income tax expense	1,581	1,707	4,679	4,192
Net income	$3,455	$3,313	$9,768	$8,271

Net income per common share
Basic	$0.64	$0.73	$2.02	$1.84

Diluted	$0.64	$0.73	$2.00	$1.82

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
   INCOME (Unaudited)
Three and Nine Months Ended September 30, 2016 and 2015

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2016	2015	2016	2015

Net income	$3,455	$3,313	$9,768	$8,271

Other comprehensive income (loss) items:
Securities available for sale:
Unrealized gains (losses)	(1,058)	876	2,856	(366)
Reclassification of gains recognized in net income	-	(145)	(85)	(568)
Other comprehensive income (loss)	(1,058)	731	2,771	(934)
Deferred tax expense (benefit)	(405)	280	1,057	(357)
Other comprehensive income (loss), net of tax	(653)	451	1,714	(577)

Cash flow hedges:
Unrealized gains (losses)	544	(1,483)	(1,592)	(2,753)
Other comprehensive income (loss)	544	(1,483)	(1,592)	(2,753)
Deferred tax expense (benefit)	204	(568)	(599)	(1,054)
Other comprehensive income (loss), net of tax	340	(915)	(993)	(1,699)

Total other comprehensive income (loss), net of tax	(313)	(464)	721	(2,276)

Comprehensive income	$3,142	$2,849	$10,489	$5,995

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2016 and 2015

				AccumulatedOther
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Retained	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2015	4,581,334	$37	$53,147	$(886)	$45,360	$97,658

Net income	-	-	-	-	9,768	9,768
Unrealized gain on securities, net of
tax expense of $1,057	-	-	-	1,714	-	1,714
Unrealized loss on cash flow hedges,
net of tax benefit of $599	-	-	-	(993)	-	(993)
Issuance of stock for public offering	845,588	6	26,392			26,398
Issuance of restricted stock awards	17,793	1	-	-	-	1
Restricted stock expense recognized	-	-	319	-	-	319
Issuance of stock for employee stock
purchase plan	5,327	-	157	-	-	157
Balance at September 30, 2016	5,450,042	$44	$80,015	$(165)	$55,128	$135,022

				AccumulatedOther
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Retained	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2014	4,530,000	$36	$52,358	$1,142	$34,126	$87,662

Net income	-	-	-	-	8,271	8,271
Unrealized gain on securities, net of
tax benefit of $357	-	-	-	(577)	-	(577)
Unrealized loss on cash flow hedges,
net of tax benefit of $1,054	-	-	-	(1,699)	-	(1,699)
Exercise of stock options	10,000	-	176	-	-	176
Issuance of restricted stock awards	30,656	1	-	-	-	1
Restricted stock expense recognized	-	-	278	-	-	278
Issuance of stock for employee stock
purchase plan	9,778	-	181	-	-	181
Balance at September 30, 2015	4,580,434	$37	$52,993	$(1,134)	$42,397	$94,293

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2016 and 2015

(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$9,768	$8,271
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,072	1,045
Provision for loan losses	391	750
Net loss on sale or impairment of foreclosed assets	257	472
Increase in cash surrender value of life insurance	(669)	(631)
Accretion of premiums/discounts on securities, net	567	685
Net gain on sale of securities	(85)	(568)
Loss on sale of property and equipment	-	(1)
Deferred tax expense	299	1,195
Restricted stock expense	320	279
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,318)	97
Accrued interest payable and other liabilities	(70)	505
Net cash provided by operating activities	10,532	12,099
Cash flows from investing activities:
Net decrease in Federal Home Loan Bank stock	2,636	(630)
Purchase of securities available for sale	(39,434)	(55,832)
Proceeds from maturities and paydowns of securities available for sale	16,299	13,299
Proceeds from sales of securities available for sale	15,714	52,644
Net increase in loans	(149,296)	(133,128)
Proceeds from sale of foreclosed real estate	13	4,876
Additions to bank premises and equipment	(497)	(511)
Other investing activites, net	-	(74)
Net cash used in investing activities	(154,565)	(119,356)
Cash flows from financing activities:
Net increase in demand and money market deposit accounts	292,456	168,972
Net decrease in time deposits	(76,218)	3,168
Net decrease in repurchase agreements	(10,784)	(1,504)
Net increase in FHLB and other borrowings	(69,800)	18,166
Net proceeds from sale of common stock	26,398	-
Exercise of stock options	-	176
Issuance of common stock for employee stock purchase plan	157	181
Net cash provided by financing activities	162,209	189,159
Net change in cash and cash equivalents	18,176	81,902
Cash and cash equivalents at beginning of year	55,530	36,395

Cash and cash equivalents at end of year	$73,706	$118,297

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

The consolidated financial information included herein as of and for the three and nine month periods ended September 30, 2016 and 2015 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2015 consolidated balance sheet was derived from the Company’s December 31, 2015 audited consolidated financial statements as of and for the periods ended December 31, 2015.  These unaudited interim consolidated financial statements as of and for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2015.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying unaudited consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	5,406,867	4,520,749	4,846,574	4,502,293
Dilutive effect of restricted shares	32,729	45,214	35,867	47,796
Weighted average number of shares outstanding - diluted	5,439,596	4,565,963	4,882,441	4,550,089

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Anti-dilutive stock options	80,500	91,000	80,500	91,000
Unvested restricted shares	38,445	52,284	38,445	52,284

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income.

The Company’s only two components of other comprehensive income are unrealized gains and losses on investment securities available-for-sale, net of income taxes and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company’s accumulated other comprehensive income for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (Continued)

	September 30,	December 31,
(in thousands)	2016	2015
Unrealized gains on securities available-for-sale	$4,149	$1,378
Deferred tax expense	(1,587)	(530)
Other comprehensive income, net of tax	2,562	848
Unrealized losses on cash flow hedges	(4,371)	(2,779)
Deferred tax benefit	1,644	1,045
Other comprehensive loss, net of tax	(2,727)	(1,734)
Total other accumulated comprehensive income (loss)	$(165)	$(886)

The accumulated balances related to each component of other accumulated comprehensive income (loss) are as follows:

	Unrealized	Unrealized
	Gains and	Gains and
	Losses on	Losses on
	Available-for	Cash Flow
	Sale Securities	Hedges	Total
Balance as of December 31, 2015	$848	$(1,734)	$(886)
Other comprehensive income (loss) before reclassification	1,799	(993)	806
Amounts reclassified from accumulated other
comprehensive income	(85)	-	(85)
Net current-period other comprehensive income (loss)	1,714	(993)	721
Balance as of September 30, 2016	$2,562	$(2,727)	$(165)

Balance as of December 31, 2014	$1,645	$(503)	$1,142
Other comprehensive loss before reclassification	(9)	(1,699)	(1,708)
Amounts reclassified from accumulated other
comprehensive income	(568)	-	(568)
Net current-period other comprehensive loss	(577)	(1,699)	(2,276)
Balance as of September 30, 2015	$1,068	$(2,202)	$(1,134)

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at September 30, 2016 and December 31, 2015.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2016
Available-for-sale:
U.S. Agency obligations	$17,673	$503	$-	$18,176
Collateralized mortgage obligations	45,802	740	-	46,542
Mortgage-backed securities	46,999	829	-	47,828
Municipal bonds	61,304	2,286	-	63,590
Other	2,679	19	228	2,470
	$174,457	$4,377	$228	$178,606

December 31, 2015
Available-for-sale:
U.S. Agency obligations	$19,778	$196	$73	$19,901
Collateralized mortgage obligations	60,826	321	206	60,941
Mortgage-backed securities	31,074	326	90	31,310
Municipal bonds	53,163	1,346	75	54,434
Other	2,677	10	377	2,310
	$167,518	$2,199	$821	$168,896

The fair values of securities available-for-sale at September 30, 2016 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		After One	After Five		No Stated
	Within	Within	Within	After	Maturity
(in thousands)	1 Year	Five Years	Ten Years	Ten Years	Date	Total
U.S. Agency obligations	$-	$-	$-	$18,176	$-	$18,176
Collateralized mortgage obligations	-	-	-	46,542	-	46,542
Mortgage-backed securities	-	-	13,666	34,162	-	47,828
Municipal bonds	-	1,812	6,342	55,436	-	63,590
Other	-	-	500	-	1,970	2,470
	$-	$1,812	$20,508	$154,316	$1,970	$178,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position on September 30, 2016 and December 31, 2015.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)		Unrealized		Unrealized		Unrealized
September 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Other	1,925	228	-	-	1,925	228
Total temporarily impaired
securities	$1,925	$228	$-	$-	$1,925	$228

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)		Unrealized		Unrealized		Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$3,007	$-	$3,178	$73	$6,185	$73
Collateralized mortgage obligations	26,086	159	2,983	47	29,069	206
Mortgage-backed securities	18,575	90	-	-	18,575	90
Municipal bonds	3,896	6	7,990	69	11,886	75
Other	1,774	377	-	-	1,774	377
Total temporarily impaired
securities	$53,338	$632	$14,151	$189	$67,489	$821

The table below summarizes the number of investment securities in an unrealized loss position:

	September 30,	December 31,
Available-for-sale:	2016	2015
U.S. Agency obligations	-	3
Collateralized mortgage obligations	-	7
Mortgage-backed securities	-	6
Municipal bonds	-	22
Other	1	1
	1	39

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes securities gains for the periods presented:

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2016	2015	2016	2015
Gross gains on sales of securities available for sale	$-	$158	$136	$585
Gross losses on sales of securities available for sale	-	(13)	(51)	(17)
Total securities gains	$-	$145	$85	$568

Securities with a fair value of $52.2 million and $78.4 million were pledged as of September 30, 2016 and December 31, 2015, respectively, to secure repurchase agreements, lines of credit and other borrowings.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Construction and land development	$74,605	$64,702
Commercial real estate:
Non-farm, non-residential	356,833	307,722
Owner occupied	178,631	147,017
Multifamily, nonresidential and junior liens	96,643	79,170
Total commercial real estate	632,107	533,909
Consumer real estate:
Home equity lines	86,361	78,943
Secured by 1-4 family residential, secured by first deeds of trust	190,913	167,053
Secured by 1-4 family residential, secured by second deeds of trust	4,358	3,711
Total consumer real estate	281,632	249,707
Commercial and industrial loans (except those secured by real estate)	164,913	153,669
Consumer and other	11,558	13,539
Total loans	1,164,815	1,015,526
Deferred loan (fees) costs	530	630
Allowance for loan losses	(7,925)	(7,641)
Net loans	$1,157,420	$1,008,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

A further breakdown of the make-up of the construction and development and commercial real estate portfolio at September 30, 2016 and December 31, 2015 is as follows:

(in thousands)	September 30, 2016	December 31, 2015
Construction and land development:
Land	$15,650	$16,026
Residential	31,370	29,864
Commercial	27,585	18,812
Total construction and land development	$74,605	$64,702

Commercial real estate:
Non-farm, non-residential:
Office	$102,065	$92,991
Industrial	41,710	38,518
Hotel/motel	21,453	18,935
Retail	161,447	135,200
Special purpose/Other	30,158	22,078
	356,833	307,722
Owner occupied :
Office	59,358	51,775
Industrial	43,027	40,337
Retail	26,216	12,157
Special purpose/Other	50,030	42,748
	178,631	147,017

Multifamily, nonresidential and junior liens	96,643	79,170
Total commercial real estate	$632,107	$533,909

Loans are primarily made in the Research Triangle and Charlotte areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 were as follows:
				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
Three months ended September 30, 2016
Beginning balance	$406	$3,278	$1,887	$2,307	$108	$7,986
Provision for loan losses	(64)	128	204	147	(24)	391
Loans charged off	-	-	-	(682)	-	(682)
Recoveries	58	3	1	168	-	230
Net (chargeoffs) recoveries	58	3	1	(514)	-	(452)
Ending balance	$400	$3,409	$2,092	$1,940	$84	$7,925

Nine months ended September 30, 2016
Beginning balance	$509	$3,156	$2,046	$1,786	$144	$7,641
Provision for loan losses	(404)	194	39	632	(70)	391
Loans charged off	-	-	-	(682)	(1)	(683)
Recoveries	295	59	7	204	11	576
Net (chargeoffs) recoveries	295	59	7	(478)	10	(107)
Ending balance	$400	$3,409	$2,092	$1,940	$84	$7,925

Three months ended September 30, 2015
Beginning balance	$801	$2,086	$2,237	$2,388	$57	$7,569
Provision for loan losses	(230)	624	125	(520)	1	-
Loans charged off	(14)	-	-	-	-	(14)
Recoveries	10	11	42	-	-	63
Net (chargeoffs) recoveries	(4)	11	42	-	-	49
Ending balance	$567	$2,721	$2,404	$1,868	$58	$7,618

Nine months ended September 30, 2015
Beginning balance	$960	$2,510	$1,594	$1,662	$143	$6,869
Provision for loan losses	(442)	476	768	33	(85)	750
Loans charged off	(14)	(276)	-	-	-	(290)
Recoveries	63	11	42	173	-	289
Net (chargeoffs) recoveries	49	(265)	42	173	-	(1)
Ending balance	$567	$2,721	$2,404	$1,868	$58	$7,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment are based on the impairment method as of September 30, 2016 and December 31, 2015 and were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
September 30, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$1	$6	$233	$516	$-	$756
Collectively evaluated for impairment	399	3,403	1,859	1,424	84	7,169
Total ending allowance	$400	$3,409	$2,092	$1,940	$84	$7,925

Loans:
Individually evaluated for impairment	$128	$860	$946	$1,516	$-	$3,450
Collectively evaluated for impairment	74,477	631,247	280,686	163,397	11,558	1,161,365
Total ending loans	$74,605	$632,107	$281,632	$164,913	$11,558	$1,164,815

(in thousands)
December 31, 2015
Allowance for Loan Losses:
Individually evaluated for impairment	$4	$72	$115	$297	$21	$509
Collectively evaluated for impairment	505	3,084	1,931	1,489	123	7,132
Total ending allowance	$509	$3,156	$2,046	$1,786	$144	$7,641

Loans:
Individually evaluated for impairment	$238	$2,619	$411	$602	$21	$3,891
Collectively evaluated for impairment	64,464	531,290	249,296	153,067	13,518	1,011,635
Total ending loans	$64,702	$533,909	$249,707	$153,669	$13,539	$1,015,526

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

Impaired loans totaled $3.5 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively. Included in the $3.5 million at September 30, 2016 is $1.1 million of loans classified as troubled debt restructurings (“TDRs”). Included in the $3.9 million at December 31, 2015 is $2.8 million of loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. All TDRs are considered impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table provides information on performing and nonperforming TDRs as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(in thousands)	2016	2015
Performing TDRs:
Commercial real estate	$533	$2,220
Consumer real estate	339	346
Commercial and industrial loans	-	47
Total performing TDRs	872	2,613

Nonperforming TDRs:
Construction and land development	128	104
Consumer real estate	60	65
Consumer and other	-	21
Total nonperformingTDRs	188	190
Total TDRs	$1,060	$2,803

During the first nine months of 2016, there were five new loans totaling $1.3 million identified as TDRs.  There were no loans considered as TDRs in 2015 that subsequently defaulted in 2016.  Of the five new loans identified as a TDR, three were to the same borrower in the amount of $1.1 million within the commercial and industrial (“C&I”) portfolio. The designation of TDR to this same borrower was given due to the Bank extending the maturity date of the three loans during a forbearance agreement; the market would not support terms for this type of loan and was classified as a TDR.  The borrower subsequently defaulted on the revised terms. The Bank has since liquidated these loans and they are no longer included in the TDR total.   Another loan in the amount of $127,000 that is a real estate construction and land development loan was coded a TDR due to renewal of interest only terms; these are not terms that would be provided in the market hence the TDR designation. The last loan was for $37,000 is a C&I loan and was coded a TDR due to change in interest rate and repayment terms that would not be provided in the market. The borrower subsequently defaulted on the revised loans and the Bank charged the balance of the loan to the loan loss reserve.  That loan is no longer included in the Bank’s TDR total.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In order to quantify the value of any impairment, the Company evaluates loans individually.  At September 30, 2016, the Company had $3.5 million of impaired loans.  The detail of loans evaluated for impairment as of September 30, 2016 is presented below:

		Unpaid
		Contractual
(in thousands)	Recorded	Principal	Allocated
September 30, 2016	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$127	$166	$-
Commercial real estate	534	536	-
Commercial and industrial loans	91	356	-
Loans with a specific valuation allowance:
Construction and land development	1	29	1
Commercial real estate	326	327	6
Consumer real estate	946	975	233
Commercial and industrial loans	1,425	1,457	516
Total	$3,450	$3,846	$756

At December 31, 2015, the Company had $3.9 million of impaired loans.  The detail of loans evaluated for impairment as of December 31, 2015 is presented below:

		Unpaid
		Contractual
(in thousands)	Recorded	Principal	Allocated
December 31, 2015	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$234	$397	$-
Commercial real estate	2,220	2,319	-
Loans with a specific valuation allowance:
Construction and land development	4	29	4
Commercial real estate	399	480	72
Consumer real estate	411	474	115
Commercial and industrial loans (except
those secured by real estate)	602	895	297
Consumer and other	21	26	21
Total	$3,891	$4,620	$509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment balance of impaired loans for the three- and nine-month periods ending September 30, 2016 and 2015 are as follows:

	Three months ended September 30,
	2016		2015
	Average	Interest	Average	Interest
(in thousands)	Balance	Income	Balance	Income
Construction and land development	$130	$-	$252	$-
Commercial real estate	867	10	4,030	48
Consumer real estate	947	7	820	7
Commercial and industrial loans	2,149	18	657	10
Consumer and other	-	-	23	-
	$4,093	$35	$5,782	$65

	Nine months ended September 30,
	2016		2015
	Average	Interest	Average	Interest
(in thousands)	Balance	Income	Balance	Income
Construction and land development	$229	$-	$330	$1
Commercial real estate	2,398	37	9,170	139
Consumer real estate	951	15	825	21
Commercial and industrial loans	2,802	48	739	32
Consumer and other	20	-	24	-
	$6,400	$100	$11,088	$193

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

The following table presents the recorded investment in nonaccrual loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	Nonaccrual
	September 30,	December 31,
(in thousands)	2016	2015
Construction and land development	$128	$238
Consumer real estate	604	65
Commercial and industrial loans	216	189
Consumer and other	-	21
Total	$948	$513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans 90 days or more past due and accruing interest at September 30, 2016 or December 31, 2015.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by portfolio segment:

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
September 30, 2016	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$128	$128	$74,477	$74,605
Commercial real estate	-	-	-	-	-	632,107	632,107
Consumer real estate	194	-	-	604	798	280,834	281,632
Commercial and industrial loans	305	-	-	216	521	164,392	164,913
Consumer and other	-	-	-	-	-	11,558	11,558
Total	$499	$-	$-	$948	$1,447	$1,163,368	$1,164,815

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
December 31, 2015	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$238	$238	$64,464	$64,702
Commercial real estate	-	-	-	-	-	533,909	533,909
Consumer real estate	-	-	-	65	65	249,642	249,707
Commercial and industrial loans	-	-	-	189	189	153,480	153,669
Consumer and other	-	-	-	21	21	13,518	13,539
Total	$-	$-	$-	$513	$513	$1,015,013	$1,015,526

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

·
Risk Grade 1 – Minimal -  Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous.
·
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
·
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
·
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
·
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

·
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
·
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
·
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
The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.  There were no loans rated as doubtful as of September 30, 2016 or December 31, 2015.
·
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off the worthless loan even though partial recovery may be affected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty days or calendar quarter-end.  There were no loans rated as loss as of September 30, 2016 or December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of September 30, 2016 and December 31, 2015 and based on the most recent analysis performed, the risk category of unimpaired loans by class of loans is as follows:

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
September 30, 2016
Construction and land development	$-	$676	$714	$21,173	$51,708	$205	$-	$74,476
Commercial real estate	-	560	219,780	302,865	104,621	3,415	-	631,241
Consumer real estate	52	19,926	128,522	96,324	34,574	1,292	-	280,690
Commercial and industrial loans	2,263	1,340	29,806	100,638	28,700	652	-	163,399
Consumer and other	1,161	485	1,113	7,836	964	-	-	11,559
Total	$3,476	$22,987	$379,935	$528,836	$220,567	$5,564	$-	$1,161,365

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
December 31, 2015
Construction and land development	$26	$200	$2,545	$14,318	$47,133	$242	$-	$64,464
Commercial real estate	-	619	195,935	243,771	87,492	3,473	-	531,290
Consumer real estate	53	10,933	111,123	92,127	34,346	714	-	249,296
Commercial and industrial loans	2,168	1,909	24,675	96,900	26,802	612	-	153,066
Consumer and other	980	1,069	960	8,392	1,936	182	-	13,519
Total	$3,227	$14,730	$335,238	$455,508	$197,709	$5,223	$-	$1,011,635

Loans with a carrying value of $810.5 million and $689.0 million were pledged as of September 30, 2016 and December 31, 2015, respectively, to secure lines of credit with the Federal Reserve and the Federal Home Loan Bank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - OFF-BALANCE SHEET RISK (Continued)

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Financial instruments whose contract amounts
represent credit risk:
Undisbursed lines of credit	$202,012	$163,572
Standby letters of credit	3,899	3,188
Total	$205,911	$166,760

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - DERIVATIVES AND FINANCIAL INSTRUMENTS (Continued)

The following table reflects the cash flow hedges included in the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Notational	Fair	Notational	Fair
(in thousands)	Amount	Value	Amount	Value
Included in other assets:
Cap 1 - maturing August 2019	$35,000	$590	$35,000	$1,334
Cap 2 - maturing September 2019	35,000	603	35,000	1,360
Cap 3 - maturing October 2019	30,000	529	30,000	1,216
	$100,000	$1,722	$100,000	$3,910

Remaining amortization of the premium on the interest rate caps is as follows:

(in thousands)
2016 (remaining quarter)	$315
2017	1,779
2018	2,247
2019	1,752
$6,093

The Company recorded $257,000 and $45,000 for the three-month periods ended September 30, 2016 and 2015, respectively, in amortization associated with the interest rate caps.  The Company recorded $598,000 and $64,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, in amortization associated with the interest rate caps.  Those expenses are reflected in the consolidated statements of income as a component of borrowings and repurchase agreements interest expense.

Remaining amortization of the gain associated with the exit of the Swaps is as follows:

(in thousands)
2016 (remaining quarter)	$19
2017	74
2018	74
Thereafter	147
$314

The Company realized $19,000 and $38,000 in gains on the Swaps during the three- and nine-month periods ended September 30, 2016, respectively, shown as a reduction of borrowings and repurchase agreements interest expense.

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

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2016, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 1 included marketable equity securities with readily available market values.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2016, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included agency bonds, collateralized mortgage obligations, mortgage backed securities, municipal bonds and derivatives.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2016, the Company valued certain financial assets including one corporate subordinated debenture, measured on both a recurring and a non-recurring basis, at fair value hierarchy Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include U.S. agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of September 30, 2016 and December 31, 2015, the Company’s derivative instruments consist solely of interest rate caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Below is a table that presents information about assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	Total	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Securities available-for-sale:
U.S. Agency obligations	$18,176	$-	$18,176	$-
Collateralized mortgage obligations	46,542	-	46,542	-
Mortgage-backed securities	47,828	-	47,828	-
Municipal bonds	63,590	-	63,590
Other	2,470	1,970	-	500
	178,606	1,970	176,136	500
Interest rate caps	1,722	-	1,722	-
Total assets at fair value	$180,328	$1,970	$177,858	$500

December 31, 2015
Securities available-for-sale:
U.S. Agency obligations	$19,901	$-	$19,901	$-
Collateralized mortgage obligations	60,941	-	60,941	-
Mortgage-backed securities	31,310	-	31,310	-
Municipal bonds	54,434	-	54,434
Other	2,310	1,810	-	500
	168,896	1,810	166,586	500
Interest rate caps	3,910	-	3,910	-
Total assets at fair value	$172,806	$1,810	$170,496	$500

The table below summarizes the Company’s activity in investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016.

Level 3
Investment
(in thousands)	Securities
Balance at December 31, 2015	$500
Purchases	-
Balance at September 30, 2016	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $3.5 million and $3.9 million at September 30, 2016 and December 31, 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Below is a table that presents information about assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,694	$-	$-	$2,694
Other real estate owned	5,183	-	-	5,183
Total	$7,877	$-	$-	$7,877

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2015	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,382	$-	$-	$3,382
Other real estate owned	5,453	-	-	5,453
Total	$8,835	$-	$-	$8,835

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2016 and December 31, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2016 and December 31, 2015:
	Saptember 30, 2016
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$73,706	$73,706	$73,706	$-	$-
Investment securities available-for-
sale	178,606	178,606	1,969	176,137	500
Loans, net	1,157,420	1,158,081	-	1,155,387	2,694
Accrued interest receivable	4,022	4,022	4,022	-	-
Federal Home Loan Bank stock	5,425	5,425	-	-	5,425
Bank-owned life insurance	28,943	28,943	-	28,943	-
Interest rate caps	1,722	1,722	-	1,722	-
Financial liabilities:
Non-maturing deposits	955,522	955,522	-	955,522	-
Time deposits	243,563	244,160	-	244,160	-
Accrued interest payable	259	259	259	-	-
Repurchase agreements and
federal funds purchased	19,796	19,796	-	19,796	-
FHLB Advances and other borrowings	100,000	100,012	-	100,012	-
Subordinated debt	18,558	14,203	-	14,203	-

	December 31, 2015
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$55,530	$55,530	$55,530	$-	$-
Investment securities available-for-
sale	168,896	168,896	1,810	166,586	500
Loans, net	1,008,515	1,013,415	-	1,010,033	3,382
Accrued interest receivable	3,795	3,795	3,795	-	-
Federal Home Loan Bank stock	8,061	8,061	-	-	8,061
Bank-owned life insurance	28,274	28,274	-	28,274	-
Interest rate caps	3,910	3,910	-	3,910	-
Financial liabilities:
Non-maturing deposits	663,066	663,066	-	663,066	-
Time deposits	319,781	320,246	-	320,246	-
Accrued interest payable	356	356	356	-	-
Repurchase agreements and
federal funds purchased	30,580	30,580	-	30,580	-
FHLB Advances and other borrowings	169,800	169,800	-	169,800	-
Subordinated debt	18,558	15,591	-	15,591	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the nine-months
	ended September 30,
(in thousands)	2016	2015
Supplemental Disclosures of Cash Flow Information:

Interest paid	$6,072	$5,576

Income taxes paid	$4,485	$3,185

Supplemental Schedule of Noncash Investing and Financing Activites:

Change in fair value of securities available-for-sale, net of taxes	$2,771	$(934)

Change in fair value of cash flow hedges, net of taxes	$(1,592)	$(2,753)

Transfer from loans to foreclosed real estate	$-	$3,300

NOTE 9 – Holding Company Line

In the third quarter of 2016, the Company entered into a $20.0 million secured holding company line of credit with an unaffiliated institution.  The terms of the note include interest at prime plus 0.50% and will expire in September 2017.  The line is secured by 100% of the stock of the Bank owned by the Company.  The Company has not drawn on the note and has no balance at September 30, 2016.

NOTE 10 – Issuances of Common Stock

During the second quarter of 2016, the Company issued 19,145 shares of common stock to certain employees under its long-term stock-based incentive compensation plan.  During the third quarter of 2016, there were 1,352 shares of common stock previously issued to certain employees under its long-term stock-based incentive compensation plan which were forfeited.

In addition, during the third quarter of 2016, the Company issued 1,528 shares to employees under its employee stock purchase plan.

On June 21, 2016, the Company sold a total of 845,588 shares of common stock in our initial public offering at an initial public offering price of $34.00 per share.  The Company received net proceeds as a result of the offering of $26.4 million.  Of the net proceeds, $3.8 million was deployed to repay the remaining balance on corporate borrowings with the remainder deposited into the Bank for utilization in strategic growth and initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 – Subsequent Events

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Paragon Commercial Corporation (the “Company” or “Paragon”) is a bank holding company incorporated under the laws of North Carolina and headquartered in Raleigh, North Carolina. The Company conducts its business operations primarily through its wholly owned subsidiary, Paragon Bank (the “Bank”), a full-service, state-chartered community bank with 3 locations in Raleigh, Charlotte and Cary, North Carolina. Paragon Bank provides banking services to businesses and consumers across the Carolinas.

Because the Company has no material operations and conducts no business on its own other than owning its subsidiary, the discussion contained in this management’s discussion and analysis concerns primarily the business of Paragon Bank. For ease of reading and because the financial statements are presented on a consolidated basis, Paragon Commercial Corporation and Paragon Bank are collectively referred to herein as “the Company,” “we”, “our”, or “us”, unless otherwise noted.

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three and nine month periods ended September 30, 2016, and 2015, as well as the financial condition of the Company as of September 30, 2016 and December 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes included in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “SEC”) on June 17, 2016.

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Efficiency Ratio
Non-interest expense	$6,778	$6,180	$19,866	$18,460

Net interest taxable equivalent income	$12,026	$10,853	$33,878	$30,518
Non-interest income	438	544	1,085	1,352
Less gain on investment securities	-	(145)	(85)	(568)
Plus loss on sale or writedown of foreclosed real estate	-	9	257	472
Adjusted operating revenue	$12,464	$11,261	$35,135	$31,774

Efficiency ratio	54.38%	54.88%	56.54%	58.10%

Executive Overview of Recent Financial Performance

·
The Company completed its initial public offering (“IPO”) which raised gross proceeds of $28.7 million and enhanced capital.  The shares of the Company’s common stock began trading on the Nasdaq Capital Market as of June 16, 2016.

·
Net income available to common stockholders totaled $3.5 million, a 4.3% improvement from $3.3 million in the third quarter (“Q3”) of 2015.  On a per share basis, income decreased from $0.73 per diluted common share in Q3 2015 to $0.64 per diluted common share in the third quarter (“Q3”) of 2016 as a result of the new shares issued in conjunction with the IPO.

·
Return on average assets equaled 0.95% in Q3 2016 compared to 0.99% in Q3 2015 while return on average equity equaled 10.35% in Q3 2016 compared to 14.17% for the same period in 2015.

·
The efficiency ratio, which represents operating expenses to total operating revenues, improved to 54.38% in Q3 2016 from 54.88% in Q3 2015.

·
The Company had net charged-off loans of $452,000 in Q3 2016, compared to net recoveries of charged-off loans of $49,000 in Q3 2015.

·
Annualized net loan growth was 22% in Q3 2016, resulting from net loan originations during the quarter of $60.0 million.

Analysis of Results of Operations

Third Quarter 2016 compared to Third Quarter 2015

During the three-month period ended September 30, 2016, the Company had net income of $3.5 million compared to net income of $3.3 million for the same period in 2015. Both basic and diluted net income per share for the quarter ended September 30, 2016 were $0.64, compared with basic and diluted net income per share of $0.73 for the same period in 2015. On a quarter over quarter basis, net income was impacted in 2016 by the Company recording a $391,000 loan loss provision in the third quarter of 2016.  It was the first loan loss provision recorded by the Company since the second quarter of 2015.  Net income was also impacted by the additional shares issued in 2016 as a result of the IPO.

Year-to-Date 2016 compared to Year-to-Date 2015

During the nine-month period ended September 30, 2016, the Company had net income of $9.8 million compared to net income of $8.3 million for the same period in 2015. Basic and diluted net income per share for the nine months ended September 30, 2016 were $2.02 and $2.00, respectively, compared with basic and diluted net income per share of $1.84 and $1.82, respectively, for the same period in 2015.

As discussed in greater detail below, the improvements in the results of operations in the third quarter and first nine months of 2016, compared to the respective periods of 2015, reflect the benefit of balance sheet growth period over period as well as continued overall credit improvement.

Net Interest Income

Third Quarter 2016 compared to Third Quarter 2015

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

Net interest income increased by $1.1 million to $11.8 million for the three months ended September 30, 2016 from $10.7 million in the same period in 2015.  The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.38 billion in the third quarter of 2016 compared with $1.24 billion in the same period in 2015.  The yield on those assets was 4.07% in the third quarter of 2016 compared to 4.06% for the same period in 2015.  The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans.  Meanwhile, average interest-bearing liabilities increased by $50.9 million from $1.07 billion for the three months ended September 30, 2015 to $1.12 billion for the same period ended September 30, 2016. The Company’s cost of these funds increased by 5 basis points year over year to 0.74% from 0.69% in the third quarter of 2015.  The primary cause for the increase was the escalating cost of the amortization of the interest rate cap.  During the three-month period ended September 30, 2016, the Company’s net interest margin was 3.47% and net interest spread was 3.33%.  In the third quarter of 2015, net interest margin was 3.47% and net interest spread was 3.37%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Three Months Ended September 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,135,448	$12,544	4.40%	$999,857	$11,223	4.45%
Investment securities (2)	186,060	1,473	3.15%	174,653	1,446	3.28%
Other interest-earning assets	56,573	97	0.68%	66,130	38	0.23%
Total interest-earning assets	1,378,081	14,114	4.07%	1,240,640	12,707	4.06%
Other assets	74,443			101,471
Total assets	$1,452,524			$1,342,111

Deposits:
Interest-bearing checking accounts	$186,369	167	0.36%	$129,297	165	0.51%
Money markets	491,805	799	0.65%	333,957	562	0.67%
Time deposits less than $100,000	11,208	29	1.04%	22,458	105	1.86%
Time deposits greater than or
equal to $100,000	243,150	559	0.91%	367,251	694	0.75%
Borrowings	185,211	534	1.15%	213,845	328	0.61%
Total interest-bearing liabilities	1,117,743	2,088	0.74%	1,066,808	1,854	0.69%
Noninterest-bearing deposits	190,745			157,435
Other liabilities	10,558			24,370
Stockholders equity	133,478			93,498
Total liabilities and stockholders
equity	$1,452,524			$1,342,111

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$12,026	3.33%		$10,853	3.37%

Net interest margin (taxable-
equivalent basis) (4)			3.47%			3.47%

Ratio of interest-bearing assets to
interest-bearing liabilities	123.29%			116.29%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$12,026			$10,853
Less:
Taxable-equivalent adjustment		259			197
Net interest income		$11,767			$10,656

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent.  The taxable-equivalent adjustment was $259,000 and $197,000 for the 2016 and 2015 periods, respectively.

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

	Three Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$1,518	$(197)	$1,321
Investment securities	94	(67)	27
Other interest-earning assets	(5)	64	59
Total interest income (taxable-
equivalent basis)	1,607	(200)	1,407

Interest expense
Deposits:
Interest-bearing checking accounts	73	(71)	2
Money markets	265	(28)	237
Time deposits less than $100,000	(53)	(23)	(76)
Time deposits greater than or
equal to $100,000	(234)	99	(135)
Borrowings	(44)	250	206
Total interest expense	7	227	234

Net interest income increase/
(decrease)(taxable equivalent basis)	$1,600	$(427)	1,173

Less:
Taxable-equivalent adjustment			62
Net interest income increase/
(decrease)			$1,111

Year-to-Date 2016 compared to Year-to-Date 2015

Net interest income increased by $3.8 million to $39.6 million for the nine months ended September 30, 2016 from $35.8 million in the same period in 2015.  The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.31 billion for the nine-month period ended September 30, 2016 compared with $1.18 billion in the same period in 2015.  The yield on those assets was 4.12% in 2016 compared to 4.11% for the same period in 2015.  The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans.  Meanwhile, average interest-bearing liabilities increased by $56.6 million from $1.03 billion for the year-to-date period ended September 30, 2015 to $ 1.08 billion for the same period ended September 30, 2016. The Company’s cost of these funds increased by 2 basis points year over year to 0.74% from 0.72%.  During the nine-month period ended September 30, 2016, the Company’s net interest margin was 3.51% and net interest spread was 3.38%.  For the same period in 2015, net interest margin was 3.49% and net interest spread was 3.39%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Nine Months Ended September 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,075,390	$35,574	4.42%	$958,662	$32,189	4.49%
Investment securities (2)	185,721	4,554	3.28%	165,882	4,097	3.30%
Other interest-earning assets	46,832	218	0.62%	58,645	104	0.24%
Total interest-earning assets	1,307,943	40,346	4.12%	1,183,189	36,390	4.11%
Other assets	81,939			91,623
Total assets	$1,389,882			$1,274,812

Deposits:
Interest-bearing checking accounts	$165,655	515	0.42%	$123,377	454	0.49%
Money markets	432,362	2,144	0.66%	301,604	1,533	0.68%
Time deposits less than $100,000	11,496	89	1.04%	28,859	369	1.71%
Time deposits greater than or
equal to $100,000	255,407	1,622	0.85%	343,462	2,240	0.87%
Borrowings	219,461	1,605	0.98%	230,458	924	0.54%
Total interest-bearing liabilities	1,084,381	5,975	0.74%	1,027,759	5,520	0.72%
Noninterest-bearing deposits	180,623			145,181
Other liabilities	12,790			10,847
Stockholders equity	112,088			91,025
Total liabilities and stockholders
equity	$1,389,882			$1,274,812

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$34,371	3.38%		$30,870	3.39%

Net interest margin (taxable-
equivalent basis) (4)			3.51%			3.49%

Ratio of interest-bearing assets to
interest-bearing liabilities	120.62%			115.12%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$34,371			$30,870
Less:
Taxable-equivalent adjustment		752			549
Net interest income		$33,619			$30,321

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent.  The taxable-equivalent adjustment was $752,000 and $549,000 for the 2016 and 2015 periods, respectively.

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

	Nine Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$3,923	$(538)	$3,385
Investment securities	490	(33)	457
Other interest-earning assets	(21)	135	114
Total interest income (taxable-
equivalent basis)	4,392	(436)	3,956

Interest expense
Deposits:
Interest-bearing checking accounts	156	(95)	61
Money markets	665	(54)	611
Time deposits less than $100,000	(222)	(58)	(280)
Time deposits greater than or
equal to $100,000	(575)	(43)	(618)
Borrowings	(44)	725	681
Total interest expense	(20)	475	455

Net interest income increase/
(decrease)(taxable equivalent basis)	$4,412	$(911)	3,501

Less:
Taxable-equivalent adjustment			203
Net interest income increase/
(decrease)			$3,298

Provision for Loan Losses

Third Quarter 2016 compared to Third Quarter 2015

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses net charge-off history for the most recent five consecutive years.  Since each of the five past years contain a declining amount of charge-offs coupled with a large number of recoveries, the impact of the Company’s improvement in historical credit quality has resulted in a continually declining balance of reserves as a percentage of the loan portfolio.  However, the Company has added qualitative factors to the reserve to account for concerns over future trends in the economy, interest rates and other factors.  Currently, qualitative factors account for 74% of the reserve.

The following table summarizes the changes in the allowance for loan losses for the three months ended September 30, 2016 and 2015:

(in thousands)
Three months ended September 30, 2016
Beginning balance	$7,986
Provision for loan losses	391
Loans charged off	(682)
Recoveries	230
Net chargeoffs	(452)
Ending balance	$7,925

Three months ended September 30, 2015
Beginning balance	$7,569
Provision for loan losses	-
Loans charged off	(14)
Recoveries	63
Net recoveries	49
Ending balance	$7,618

The Company recorded a provision of $391,000 in the third quarter of 2016.  It did not record a provision for loan losses in the third quarter of 2015.  The increase in the provision for 2016 was the result of continued growth in the Company’s loan portfolio along with net charge-offs during the period of $452,000.

Year-to-Date 2016 compared to Year-to-Date 2015

The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2016 and 2015:

(in thousands)
Nine months ended September 30, 2016
Beginning balance	$7,641
Provision for loan losses	391
Loans charged off	(683)
Recoveries	576
Net chargeoffs	(107)
Ending balance	$7,925

Nine months ended September 30, 2015
Beginning balance	$6,869
Provision for loan losses	750
Loans charged off	(290)
Recoveries	289
Net chargeoffs	(1)
Ending balance	$7,618

The Company recorded a provision for loan losses of $391,000 in the first nine months of 2016 compared to a provision of $750,000 recorded during the same period in 2015.  The decrease in the provision for 2016 was the result of continued credit improvement in the Bank’s loan portfolio.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2016	2015	2016	2015
Non-interest income
Increase in cash surrender value of bank owned
life insurance	$220	$225	$669	$632
Net gain on sale of securities	-	145	85	568
Service charges and fees	65	58	179	163
Mortgage origination fees and gains on sale of loans	59	44	124	156
Net loss on sale or impairment of foreclosed assets	-	(9)	(257)	(472)
Other fees and income	94	81	285	305
Total non-interest income	$438	$544	$1,085	$1,352

Third Quarter 2016 compared to Third Quarter 2015

Non-interest income for the quarter ended September 30, 2016 was $438,000, a decrease of $106,000 from $544,000 for the same period in 2015.  The primary reason for the decrease was a $145,000 gain on sale of investments due to sale of securities in 2015.  There were no such securities sold for gains in 2016.

Year-to-Date 2016 compared to Year-to-Date 2015

Non-interest income for the nine months ended September 30, 2016 was $1.1 million, a decrease of $267,000 from $1.4 million for the same period in 2015.  The primary reason for the decrease was a decrease of $483,000 in the amount of gains on sale of held-for-sale investment securities.  This was partially offset by a decrease in losses on sale or write-down of other real estate, which is included in non-interest income totals.   Net losses in this category in the first nine months of 2016 were $257,000 compared to $472,000 for the same period in 2015.

Non-Interest Expenses

The following table provides a summary of non-interest expenses for the periods presented.

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousands)	2016	2015	2016	2015
Non-interest expense
Salaries and employee benefits	$3,912	$3,378	$11,521	$9,714
Furniture, equipment and software costs	456	482	1,450	1,383
Occupancy	362	366	1,048	1,203
Data processing	270	267	845	846
Director related fees and expenses	219	253	690	670
Professional fees	208	159	627	614
FDIC and other supervisory assessments	220	231	632	710
Advertising and public relations	239	116	661	537
Unreimbursed loan costs and foreclosure related expenses	172	281	383	750
Other	720	647	2,009	2,033
Total non-interest expense	$6,778	$6,180	$19,866	$18,460

Third Quarter 2016 compared to Third Quarter 2015

Non-interest expenses increased period over period by $598,000, or 9.7%, to $6.8 million for the three-month period ended September 30, 2016, from $6.2 million for the same period in 2015. The following are highlights of the significant changes in non-interest expenses in the third quarter of 2016 compared to the third quarter of 2015.

·
Personnel expenses increased $534,000 to $3.9 million due primarily to the addition of more personnel to handle the rapid growth of the Company.

·
Advertising and public relations costs increased $123,000 from $116,000 to $239,000 primarily due to timing differences between quarters in several large bank sponsorships.

·
Unreimbursed loan costs and foreclosure related expenses decreased $109,000 primarily due to a decrease in expenses on foreclosed properties associated with fewer foreclosed properties being held by the Company.

Year-to-Date 2016 compared to Year-to-Date 2015

Non-interest expenses increased period over period by $1.4 million, or 7.6%, to $19.9 million for the nine-month period ended September 30, 2016, from $18.5 million for the same period in 2015. The following are highlights of the significant changes in non-interest expenses in the first nine months of 2016 compared to the same period in 2015.

·
Personnel expenses increased $1.8 million to $11.5 million due primarily to the addition of more personnel to handle the rapid growth of the Company and due to annual salary increases.

·
Occupancy decreased $155,000 from the same nine month period in 2015.  The 2015 figure included a one-time adjustment for accrual of future commitments of lease payments for leased space in the Charlotte office which was no longer being used.

·
Unreimbursed loan costs and foreclosure related expenses decreased $367,000 primarily due to a decrease in expenses on foreclosed properties associated with fewer foreclosed properties being held.

Provision for Income Taxes

Income tax expense was $1.6 million in the third quarter of 2016 and $1.7 million in the third quarter of 2015.  The Company’s effective tax rate for the third quarter of 2016 was 31.39%, compared to 34.00% for the same period in 2015.  The decrease in effective tax rate was primarily due to a one-time adjustment made in the third quarter of 2016 as a result of the 2015 tax return being filed.

For the nine-month period ended September 30, 2016, income tax expense was $4.7 million compared to $4.2 million for the same period in 2015.  The Company’s effective tax rate for the nine-month period ended September 30, 2016 was 32.39%, compared to 33.64% for the same period in 2015.

In 2016, the North Carolina state corporate income tax rate decreased from 5% to 4%.  The North Carolina state corporate income tax rate is scheduled to decrease to 3% in 2017.  The impact of the reduced benefit for the deferred tax assets was reflected in the third quarter 2016 tax expense.

Analysis of Financial Condition

Overview

Total assets at September 30, 2016 were $1.48 billion, an increase of $172.9 million or 13.2% over the balance as of December 31, 2015 of $1.31 billion.  Interest earning assets at September 30, 2016 totaled $1.40 billion and consisted of $1.16 billion in net loans, $178.6 million in investment securities, $5.4 million in Federal Home Loan Bank of Atlanta stock, and $69.1 million in overnight investments and interest-bearing deposits in other banks.  Interest earning assets at December 31, 2015 totaled $1.21 billion and consisted of $1.01 billion in net loans, $168.9 million in investment securities, $8.1 million in Federal Home Loan Bank of Atlanta stock, and $31.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and stockholders’ equity at September 30, 2016 were $1.20 billion and $135.0 million, respectively.  Total deposits and stockholders’ equity at December 31, 2015 were $982.8 million and $97.7 million, respectively.

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

Investment securities as of September 30, 2016 and December 31, 2015 were $178.6 million and $168.9 million, respectively.  The Company’s investment portfolio at September 30, 2016 and December 31, 2015, consisted of U.S. government agency obligations, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other equity investments, and had a weighted average taxable equivalent yield of 2.81% and 2.90% at September 30, 2016 and December 31, 2015, respectively.  The Company also held an investment of $5.4 million and $8.1 million in Federal Home Loan Bank stock as of September 30, 2016 and December 31, 2015 with a weighted average yield of 4.64% and 4.53% for those periods. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

The investment portfolio increased $9.7 million during the first nine months of 2016, the net result of $39.4 million in purchases, $15.7 million in sales, $16.3 million of maturities and prepayments and a decrease of $2.8 million in the market value of securities held available for sale.

The securities in an unrealized loss position as of September 30, 2016 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms.

The following is a summary of the securities portfolio by major classification at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Available-for-sale:
U.S. Agency obligations	$17,673	$18,176	$19,778	$19,901
Collateralized mortgage obligations	45,802	46,542	60,826	60,941
Mortgage-backed securities	46,999	47,828	31,074	31,310
Municipal bonds	61,304	63,590	53,163	54,434
Other	2,679	2,470	2,677	2,310
	$174,457	$178,606	$167,518	$168,896

The following table summarizes the securities portfolio by major classification as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
			Weighted			Weighted
			Average Tax			Average Tax
	Amortized	Fair	Equivalent	Amortized	Fair	Equivalent
(Dollars in thousands)	Cost	Value	Yield (1)	Cost	Value	Yield (1)
U.S. government agency obligations
Due within one year	$-	$-	-	$-	$-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	17,673	18,176	2.61%	19,778	19,901	2.59%
	17,673	18,176	2.61%	19,778	19,901	2.59%
Collateralized mortgage obligations
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	45,802	46,542	2.17%	60,826	60,941	2.34%
	45,802	46,542	2.17%	60,826	60,941	2.34%
Mortgage-backed securities
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	13,159	13,666	2.75%	13,361	13,591	2.74%
Due after ten years	33,840	34,162	2.09%	17,713	17,719	2.61%
	46,999	47,828	2.27%	31,074	31,310	2.67%
Municipal bonds
Due within one year	-	-	-	-	-	-
Due after one but within five years	1,735	1,812	3.23%	1,740	1,786	3.23%
Due after five but within ten years	6,085	6,342	3.22%	4,325	4,412	3.06%
Due after ten years	53,484	55,436	3.93%	47,098	48,236	3.99%
	61,304	63,590	3.84%	53,163	54,434	3.89%
Other investments
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	500	500	6.50%	500	500	6.50%
Due after ten years (2)	2,179	1,970	0.00%	2,177	1,810	0.00%
	2,679	2,470	1.21%	2,677	2,310	1.21%
Total securities available for sale
Due within one year	-	-	-	-	-	-
Due after one but within five years	1,735	1,812	3.23%	1,740	1,786	3.23%
Due after five but within ten years	19,744	20,508	2.99%	18,186	18,503	2.82%
Due after ten years (2)	152,978	156,286	2.79%	147,592	148,607	2.91%
	$174,457	$178,606	2.81%	$167,518	$168,896	2.90%

(1)
The marginal tax rate used to calculate tax equivalent yield was 30.0%.
(2)
Includes investments with no stated maturity date

As of September 30, 2016, the weighted average life of the Company's debt securities was 5.2 years, and the weighted average effective duration was 4.6 years.

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

The loan portfolio at September 30, 2016 totaled $1.16 billion and was composed of $74.6 million in construction and land development loans, $632.1 million in commercial real estate loans, $281.6 million in consumer real estate loans, $164.9 million in commercial and industrial loans, and $11.6 million in consumer and other loans.  Also included in loans outstanding is $530,000 in net deferred loan costs.

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

The following table describes the Company’s loan portfolio composition by category:

	At September 30,		At December 31,
	2016		2015
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$74,605	6.4%	$64,702	6.4%
Commercial real estate:
Non-farm, non-residential	356,833	30.6%	307,722	30.3%
Owner occupied	178,631	15.3%	147,017	14.5%
Multifamily, nonresidential and junior liens	96,643	8.3%	79,170	7.8%
Total commercial real estate	632,107	54.2%	533,909	52.5%
Consumer real estate:
Home equity lines	86,361	7.4%	78,943	7.8%
Secured by 1-4 family residential, secured by
first deeds of trust	190,913	16.4%	167,053	16.4%
Secured by 1-4 family residential, secured by
second deeds of trust	4,358	0.4%	3,711	0.4%
Total consumer real estate	281,632	24.2%	249,707	24.6%
Commercial and industrial loans (except those
secured by real estate)	164,913	14.2%	153,669	15.1%
Consumer and other	11,558	1.0%	13,539	1.3%
Less:
Deferred loan origination (fees) costs	530	0.0%	630	0.1%
Total loans	1,165,345	100%	1,016,156	100%
Allowance for loan losses	(7,925)		(7,641)
Total net loans	$1,157,420		$1,008,515

During the nine months ended September 30, 2016, loans receivable increased by $149.2 million, or 14.7%, to $1.17 billion as of period end.  The increase in loans during the quarter is primarily attributable to new loan origination driven by the demand in the Company’s market areas.

During 2015, loans receivable increased by $147.8 million, or 17.0%, to $1.02 billion as of December 31, 2015.  The increase in loans during the year is also primarily attributable to new loan origination driven by the demand in the Company’s market areas.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at September 30, 2016.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At September 30, 2016
		Due after one
	Due within	year but within	Due after
(in thousands)	one year	five years	five years	Total
Fixed rate loans (1):
Construction and land development	$16,625	$20,983	$4,748	$42,356
Commercial real estate	18,131	198,694	63,234	280,059
Commercial real estate owner occupied	4,097	97,096	68,360	169,553
Multifamily, nonresidential and junior liens	2,872	36,502	24,355	63,729
Home equity lines	-	741	-	741
Secured by 1-4 family residential, secured by first
deeds of trust	8,895	64,238	110,245	183,378
Secured by 1-4 family residential, secured by
second deeds of trust	148	2,155	1,194	3,497
Commercial and industrial loans (except those
secured by real estate)	3,371	62,332	16,666	82,369
Consumer and other	1,205	2,209	367	3,781
Total at fixed rates	55,344	484,950	289,169	829,463
Variable rate loans (1):
Construction and land development	13,557	18,416	148	32,121
Commercial real estate	7,011	49,008	20,755	76,774
Commercial real estate owner occupied	2,569	3,147	3,362	9,078
Multifamily, nonresidential and junior liens	2,911	14,886	15,117	32,914
Home equity lines	2,873	10,464	72,283	85,620
Secured by 1-4 family residential, secured by first				-
deeds of trust	1,715	3,971	1,307	6,993
Secured by 1-4 family residential, secured by				-
second deeds of trust	38	415	346	799
Commercial and industrial loans (except those				-
secured by real estate)	59,926	22,118	284	82,328
Consumer and other	978	6,671	128	7,777
Total at variable rates	91,578	129,096	113,730	334,404
Subtotal	146,922	614,046	402,899	1,163,867
Non-accrual loans (2)	208	740	-	948
Gross Loans	$147,130	$614,786	$402,899	1,164,815
Deferred origination costs				530
Total loans				$1,165,345

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

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2016 and December 31, 2015:

	30+	Non-	Total
	Days	Accrual	Past		Total
(in thousands)	Past Due	Loans	Due	Current	Loans
At September 30, 2016
Construction and land development	$-	$128	$128	$74,477	$74,605
Non-farm, non-residential	-	-	-	356,833	356,833
Owner occupied	-	-	-	178,631	178,631
Multifamily, nonresidential and junior liens	-	-	-	96,643	96,643
Home equity lines	194	-	194	86,167	86,361
Secured by 1-4 family residential, secured
by first deeds of trust	-	542	542	190,371	190,913
Secured by 1-4 family residential,
secured by second deeds of trust	-	62	62	4,296	4,358
Commercial and industrial loans (except
those secured by real estate)	305	216	521	164,392	164,913
Consumer and other	-	-	-	11,558	11,558
	$499	$948	$1,447	$1,163,368	$1,164,815

At December 31, 2015
Construction and land development	$-	$238	$238	$64,464	$64,702
Non-farm, non-residential	-	-	-	453,407	307,722
Owner occupied	-	-	-	1,332	147,017
Multifamily, nonresidential and junior liens	-	-	-	79,170	79,170
Home equity lines	-	-	-	78,943	78,943
Secured by 1-4 family residential, secured
by first deeds of trust	-	-	-	167,053	167,053
Secured by 1-4 family residential,
secured by second deeds of trust	-	65	65	3,646	3,711
Commercial and industrial loans (except
those secured by real estate)	-	189	189	153,480	153,669
Consumer and other	-	21	21	13,518	13,539
	$-	$513	$513	$1,015,013	$1,015,526

The table below sets forth, for the periods indicated, information about the Company’s nonaccrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (nonaccrual loans plus nonaccrual restructured loans), and total non-performing assets.

	At September 30,	At December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans	$760	$323
Restructured loans (1)	188	190
Total nonperforming loans	948	513
Foreclosed real estate	5,183	5,453
Total nonperforming assets	$6,131	$5,966

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	7,925	7,641

Nonperforming loans to period end loans	0.08%	0.05%
Allowance for loan losses to period end
loans	0.68%	0.75%
Allowance for loan losses to
nonperforming loans	835.97%	1489.47%
Allowance for loan losses to
nonperforming assets	129.26%	128.08%
Nonperforming assets to total assets	0.41%	0.46%

(1)
    Restructured loans are also on nonaccrual status.

In addition to the above, as of September 30, 2016 the Company had $2.6 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status.  In total, there were $3.5 million in loans that were considered to be impaired at period end.  As of December 31, 2015, the Company had $3.4 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status.  In total, there were $3.9 million in loans that were considered to be impaired at December 31, 2015.

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

The following table presents the Company’s allowance for loan losses allocated to each category of the Company’s loan portfolio and each category of the loan portfolio as a percentage of total loans, at September 30, 2016 and at December 31, 2015.

	At September 30,		At December 31,
	2016		2015
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$400	6.4%	$509	6.4%
Commercial real estate	3,409	54.2%	3,156	52.6%
Consumer real estate	2,092	24.2%	2,046	24.6%
Commercial and industrial loans (except those
secured by real estate)	1,940	14.2%	1,786	15.1%
Consumer and other	84	1.0%	144	1.3%
Total	$7,925	100.0%	$7,641	100.0%

The allowance for loan losses as a percentage of gross loans outstanding decreased by 0.07% during the first nine months of 2016 to 0.68% of gross loans at September 30, 2016. The change in the allowance during the period resulted from net charge-offs of $107,000 and $149.2 million of loan growth offset by loan loss provisions of $391,000.  General reserves totaled $7.2 million or 0.62% of gross loans outstanding as of September 30, 2016, an percentage decrease from year-end 2015 when they totaled $7.1 million or 0.70% of loans outstanding.  At September 30, 2016, specific reserves on impaired loans constituted $756,000 or 0.06% of gross loans outstanding compared to $509,000 or 0.05% of loans outstanding as of December 31, 2015.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Allowance for loan losses at beginning of the period	$7,986	$7,569	$7,641	$6,869
Provision for loan losses	391	-	391	750

Loans charged off:
Construction and land development	-	(14)	-	(14)
Commercial real estate	-	-	-	(276)
Consumer real estate	-	-	-	-
Commercial and industrial loans (except those
secured by real estate)	(682)	-	(682)	-
Consumer and other	-	-	(1)	-
Total charge-offs	(682)	(14)	(683)	(290)
Recoveries of loans previously charged off:
Construction and land development	58	10	295	63
Commercial real estate	3	11	59	11
Consumer real estate	1	42	7	42
Commercial and industrial loans (except those
secured by real estate)	168	-	204	173
Consumer and other	-	-	11	-
Total recoveries	230	63	576	289
Net recoveries (charge-offs)	(452)	49	(107)	(1)
Allowance for loan losses at end of the period	$7,925	$7,618	$7,925	$7,618

Ratio of net charge-offs during the period
to average loans outstanding during
the period	-0.16%	0.02%	-0.01%	0.00%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of September 30, 2016 and December 31, 2015 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At September 30, 2016, non-earning assets totaled $78.3 million, a decrease of $11.1 million from $89.4 million at December 31, 2015.  Non-earning assets at September 30, 2016 consisted of: cash and due from banks of $14.6 million, premises and equipment totaling $15.9 million, foreclosed real estate totaling $5.2 million, accrued interest receivable of $4.0 million, bank owned life insurance, or BOLI, of $28.7 million, net deferred taxes of $3.4 million and other assets totaling $6.3 million.

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

As of September 30, 2016, the Company had an investment in bank owned life insurance of $28.9 million, which increased $669,000 from December 31, 2015. The increase in BOLI was due to an increase in cash surrender value.  Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

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

The Company's primary focus is on establishing long-term client relationships to attract core deposits. However, the Company may use non-reciprocal brokered and other wholesale deposits to supplement local funding sources. As of September 30, 2016, non-reciprocal brokered deposits represented 8.0 percent of total deposits.

Total deposits at September 30, 2016 were $1.20 billion and consisted of $188.4 million in non-interest-bearing demand deposits, $767.1 million in interest-bearing checking and money market accounts, and $243.6 million in time deposits. Total deposits increased by $216.2 million from $982.8 million as of December 31, 2015.  Non-interest-bearing demand deposits increased by $29.4 million from $159.0 million as of December 31, 2015.  Interest-bearing and money market accounts increased by $263.0 million from $504.1 million as of December 31, 2015. Time deposits decreased by $76.2 million during the nine-month period ended September 30, 2016 from $319.8 million as of December 31, 2015.  The increase in deposits was primarily due to a focus on growing core customer deposits and demand in the markets in which the Company operates.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	As of
	September 30,	December 31,
Composition of Deposit Portfolio	2016	2015
Non-interest bearing	15.7%	16.2%
Interest-bearing checking accounts	19.5%	21.5%
Money markets	44.5%	29.8%
Time deposits	20.3%	32.5%
Total	100.0%	100.0%

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Three Month Period Ended September 30,
	2016			2015
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$186,369	16.6%	0.36%	$129,297	12.8%	0.51%
Money markets	491,805	43.8%	0.65%	333,957	33.1%	0.67%
Time deposits	254,358	22.6%	0.92%	389,709	38.6%	0.81%
Total interest-bearing deposits	932,532	83.0%	0.66%	852,963	84.4%	0.71%
Noninterest-bearing deposits	190,745	17.0%	-	157,435	15.6%	-
Total deposits	$1,123,277	100.0%	0.55%	$1,010,398	100.0%	0.60%

	For the Nine Month Period Ended September 30,
	2016			2015
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$165,655	15.8%	0.42%	$123,377	13.1%	0.49%
Money markets	432,362	41.4%	0.66%	301,604	32.0%	0.68%
Time deposits	266,903	25.5%	0.86%	372,321	39.5%	0.94%
Total interest-bearing deposits	864,920	82.7%	0.67%	797,302	84.6%	0.77%
Noninterest-bearing deposits	180,623	17.3%	-	145,181	15.4%	-
Total deposits	$1,045,543	100.0%	0.56%	$942,483	100.0%	0.65%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits and interest-bearing demand with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.55% in the third quarter of 2016 compared to 0.60% in the third quarter of 2015 due to changes in deposit mix and lower deposit interest rates.  The average cost of deposits was 0.56% for the nine-month period ended September 30, 2016 compared to 0.65% in the nine month period ended September 30, 2015 due to changes in deposit mix and lower deposit interest rates.

Short-Term and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital.  As of September 30, 2016, the Company had $100.0 million in short-term debt, which consisted solely of FHLB advances compared to an outstanding balance of $165.0 million at year-end 2015.  In addition, the Company had $4.8 million outstanding on an amortizing $10.0 million holding company loan at December 31, 2015 which was repaid in June 2016 with a portion of the proceeds of the Company’s initial public offering.  The decrease in short-term debt was due to the Company’s rapid deposit growth during the first nine months of 2016.

The Company had issued and outstanding $18.6 million in junior subordinated debentures as of September 30, 2016 and December 31, 2015.  These junior subordinated debentures were issued to Paragon Commercial Capital Trust I and Paragon Commercial Capital Trust II in connection with the issuance of trust preferred securities on May 18, 2004 and May 30, 2006, respectively.  Additional information regarding the junior subordinated debentures can be found in Note 7 of the Company’s 2015 audited consolidated financial statements.

In the third quarter of 2016, the Company entered into a $20.0 million secured holding company line of credit with an unaffiliated institution.  The terms of the note include interest at prime plus 0.50% and will expire in September 2017.  The line is secured by 100% of the stock of the Bank owned by the Company.  The Company has not drawn on the note and has no balance at September 30, 2016.

Stockholders’ Equity

Total stockholders’ equity at September 30, 2016 was $135.0 million, an increase of $37.4 million from $97.7 million as of December 31, 2015. The change in stockholders’ equity principally represents the proceeds of $26.4 million, net of issue costs, from an initial public offering closed in June 2016, combined with net income to common stockholders for the nine months ended September 30, 2016 of $9.8 million.  Other changes in stockholders’ equity included $319,000 in stock-based compensation and other comprehensive income of $721,000 related to net increasing values in the Company’s available for sale investment securities portfolio and its cash flow hedges.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 17.1% and 17.2% of total assets at September 30, 2016 and December 31, 2015, respectively.

The Bank has seen a net reduction in wholesale funding, maintaining liquidity sufficient to fund new loan demand and to reduce part of its wholesale funding.  When the need arises, the Bank has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary.  The Bank has established credit lines with other financial institutions to purchase up to $102.5 million in federal funds but had no such borrowings outstanding at September 30, 2016 or at December 31, 2015.  Also, as a member of the Federal Home Loan Bank of Atlanta, the Bank may obtain advances of up to 30% of assets, subject to our available collateral. The Bank had an available borrowing line at September 30, 2016 of $363.6 million at the FHLB, secured by qualifying loans.   As of that date, the Bank had $100.0 million outstanding on the line and available borrowing capacity of $263.6 million.  In addition, the Bank may borrow up to $140.1 million at the Federal Reserve discount window and has pledged loans for that purpose. As another source of short-term borrowings, the Bank also utilizes securities sold under agreements to repurchase.  At September 30, 2016, borrowings of securities sold under agreements to repurchase were $19.8 million.

At September 30, 2016, the Bank had undisbursed lines of credit of $202.0 million, and letters of credit of $3.9 million.  The Bank believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.2 billion and $982.8 million at September 30, 2016 and December 31, 2015, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 20.3% and 32.5% of total deposits at September 30, 2016 and December 31, 2015, respectively.  Other than brokered time deposits, management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

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

	September 30, 2016
	1 Year	Over 1 to	Over 3 to	More Than
(in thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$158,525	$79,003	$6,035	$-	$243,563
Short term borrowings	100,000	-	-	-	100,000
Subordinated debentures	-	-	-	18,558	18,558
Operating leases	701	1,302	355	4,036	6,394
Total contractual obligations	$259,226	$80,305	$6,390	$22,594	$368,515

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

In 2013, the Federal Reserve and the FDIC adopted final rules that implemented the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. The Basel III Rules, which became effective for both the Company and the Bank in 2015, include risk-based and leverage capital ratio requirements which refined the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5 percent; (ii) a Tier 1 risk-based capital ratio of 6 percent; (iii) a total risk-based capital ratio of 8 percent; and (iv) a Tier 1 leverage ratio of 4 percent for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments.

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

Regulatory capital ratios for the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2016 and December 31, 2015. Management expects that the Company and the Bank will continue to be in compliance with applicable regulatory capital requirements, although there can be no assurance that additional capital will not be required in the future.   The Company’s and the Bank’s capital ratios as of September 30, 2016 are presented in the table below.

			Minimum Requirements To Be:
			"Adequately Capitalized"		"Well Capitalized" (2)
			for Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
September 30, 2016
The Company
Common equity Tier 1	$135,078	11.035%	$55,083	4.500%	N/A	N/A
Total risk-based capital ratio	161,003	13.153%	97,925	8.000%	N/A	N/A
Tier 1 risk-based capital ratio	153,078	12.506%	73,444	6.000%	N/A	N/A
Tier 1 leverage ratio	153,078	10.378%	59,000	4.000%	N/A	N/A
Tangible equity to tangible assets ratio	135,078	9.134%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	135,078	11.035%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1	$150,214	12.279%	$55,050	4.500%	$79,517	6.500%
Total risk-based capital ratio	158,139	12.927%	97,867	8.000%	122,334	10.000%
Tier 1 risk-based capital ratio	150,214	12.279%	73,400	6.000%	97,867	8.000%
Tier 1 leverage ratio	150,214	10.416%	63,944	4.000%	72,110	5.000%

December 31, 2015
The Company
Common equity Tier 1	$97,853	8.92%	$49,384	4.50%	N/A	N/A
Total risk-based capital ratio	123,028	11.21%	87,794	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	115,387	10.51%	65,845	6.00%	N/A	N/A
Tier 1 leverage ratio	115,387	8.66%	53,274	4.00%	N/A	N/A

The Bank
Common equity Tier 1	$119,454	10.90%	$50,425	4.50%	$71,253	6.50%
Total risk-based capital ratio	127,095	11.59%	87,696	8.00%	109,621	10.00%
Tier 1 risk-based capital ratio	119,454	10.90%	65,772	6.00%	87,696	8.00%
Tier 1 leverage ratio	119,454	9.15%	52,193	4.00%	65,241	5.00%

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

The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Management Asset/Liability Committee (“Management ALCO”) with direction of the Board of Directors Asset/Liability Committee (“Board ALCO”).  Management ALCO meets monthly to review, among other things, funding uses and sources, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. Board ALCO meets quarterly and also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company. In addition, Board ALCO reviews modeling performed by a third party of the impact on net interest income and economic value of equity of rate changes in various scenarios as well as the impact of strategies put into place to mitigate interest rate risk.  Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

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

Our interest rate risk model indicated that the Company was liability sensitive in terms of interest rate sensitivity at August 31, 2016. Since December 31, 2015, we have slightly increased our liability sensitivity as a result of moving our balance sheet mix toward more fixed rate loans, even after shortening the duration of the investment portfolio. The table below illustrates the impact in year one of an immediate and sustained 200 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at August 31, 2016, May 31, 2016, and February 29, 2016:

Hypothetical	% change in projected
shift in interest	net interest income
rates (in bps)	August 31, 2016	May 31, 2016	February 29, 2016
200	-3.72%	-3.22%	-4.24%
(100)	0.03%	0.13%	0.33%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or nine months ended September 30, 2016, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

 Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the Company’s Registration Statement on Form S-1 (File No. 333-211627), as amended, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PARAGON COMMERCIAL CORPORATION

Date: November 7, 2016	By:	/s/ Steven E. Crouse
Steven E. Crouse
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (Unaudited)