Form 10-K
period 2016-12-31
Paragon Commercial CORP
filed 2017-03-21
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-37802

PARAGON COMMERCIAL CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-2278662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Glenwood Avenue Raleigh, North Carolina	27612
(Address of principal executive offices)	(Zip Code)

(919) 788-7770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.008 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016 (based on the closing sale price of $35.00 on that date), was approximately $146,161,000. Common stock held by each executive officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2017, there were approximately 5,450,700 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of Paragon Commercial Corporation for the year ended December 31, 2016 (the "Annual Report"), which will be included as Appendix A to the Proxy Statement for the 2017 Annual Meeting of Stockholders, are incorporated by reference into Part II and included as Exhibit 13.1 to the Form 10-K.

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of Paragon Commercial Corporation to be held on May 16, 2017 (the "Proxy Statement"), are incorporated by reference into Part III.

PARAGON COMMERCIAL CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements about our ability to retain and hire necessary personnel and appropriately staff our operations; statements related to future economic conditions or performance; statements as to industry trends; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company,” or similar references, mean Paragon Commercial Corporation and its subsidiaries on a consolidated basis. References to “Paragon Bank” or the “Bank” mean our wholly owned banking subsidiary, Paragon Commercial Bank.

-ii-

PART I

ITEM 1. BUSINESS

General

Paragon Commercial Corporation (the "Company"), was formed in 2001 to serve as the holding company for Paragon Commercial Bank (the "Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's principal source of income is dividends declared and paid by the Bank on its capital stock, if any. The Company has no operations and conducts no business of its own other than owning the Bank and two statutory business trusts, Paragon Commercial Capital Trust I and II (the “Trusts”). Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated. The Company completed its initial public offering in June 2016.

The Bank was incorporated on May 4, 1999 and began banking operations on May 10, 1999. The Bank is engaged in general commercial banking in Wake and Mecklenburg Counties, NC, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank undergoes periodic examinations by those regulatory authorities. In addition, the Company undergoes periodic examinations by the Federal Reserve.

At December 31, 2016, the Company had total assets of $1.50 billion, net loans of $1.18 billion, deposits of $1.17 billion, total securities of $197.4 million, and stockholders' equity of $136.1 million.

The Bank has a diversified loan portfolio, with no foreign loans and few agricultural loans. Real estate loans are predominately fixed rate commercial property loans. Commercial loans are predominately variable rate loans and are spread throughout a variety of industries with no one particular industry or group of related industries accounting for a significant portion of the commercial loan portfolio. The majority of the Bank's deposit and loan customers are individuals and small to medium-sized businesses located in the Bank's market area. Additional discussion of the Bank's loan portfolio and sources of funds for loans can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-10 through A-38 of the Annual Report, which is included in this Form 10-K as Exhibit 13.1.

The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the FDIC and the Commissioner.

The Company's fiscal year ends December 31. This Form 10-K is also being used as the Bank's Annual Disclosure Statement under FDIC Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC.

At December 31, 2016, the Company employed 144 full-time employees and 8 part-time employees, which equated to 148 full-time equivalent employees.

Subsidiaries

The Bank is a wholly owned subsidiary of the Company. At December 31, 2016, the Bank had two subsidiaries, PCB Trustee, Inc. and Mayberry Real Estate Holdings, LLC. PCB Trustee, Inc. serves as the corporate trustee on deeds of trust securing the Bank’s real estate loans. Mayberry Real Estate Holdings, LLC acquires, manages and disposes of real property, other collateral and other assets obtained in the ordinary course of collecting debts previously contracted.

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

Market Area

The Company serves the Raleigh, North Carolina market and surrounding areas, including the Research Triangle Park, Durham and Chapel Hill, from its headquarters in Raleigh. In 2006, the Company expanded to Charlotte, North Carolina and in 2014 established a full-service office in Cary, North Carolina. Management believes that these markets have a combination of scale and attractive demographics to provide significant growth opportunities, while being small enough for the Company to establish a well-known brand.

The Raleigh-Durham market area is composed of two metropolitan statistical areas, or MSAs, the Raleigh MSA and the Durham-Chapel Hill MSA, with a combined population of over 2.0 million. Raleigh is the capital of North Carolina and the market area is home to numerous universities and colleges, including the University of North Carolina at Chapel Hill, North Carolina State University and Duke University. This market area has a diverse economy centered on state government, education, the technology industry, the medical and pharmaceuticals sectors, professional service firms and the many businesses that support these enterprises.

Charlotte is the largest city in North or South Carolina and anchors a metropolitan statistical area with a total population in excess of 2.4 million. The Charlotte area is home to seven Fortune 500 companies, including one of the nation’s largest commercial banks. Charlotte also has concentrations in the transportation, utilities, education, professional services and construction sectors.

Competition

Commercial banking in North Carolina is extremely competitive due in large part to the early adoption of statewide branching. As of June 30, 2016, data provided by the FDIC Deposit Market Share Report indicated that within the Company’s market areas, there were 40 different commercial and savings institutions operating a total of 492 offices (254 in Wake County and 238 in Mecklenburg County). The Bank competes in its market area with large regional and nationwide banking organizations, other federally and state chartered financial institutions such as savings and loan institutions and credit unions, mortgage companies and other lenders engaged in the business of extending commercial credit. Many of its competitors have broader geographic markets and higher lending limits than the Bank and are also able to provide more services and make greater use of media advertising. All of the markets in which the Bank has an office are also served by branches of the largest banks in the Southeast, some of which are among the largest institutions in the United States.

The enactment of legislation authorizing interstate banking has led to increases in the size and financial resources of some of the Company’s competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. The Bank competes by offering customers modern banking services in a highly responsive private bank environment. It provides personalized services and attracts customers by being sensitive to their individualized needs. The Bank also relies on targeted marketing to attract new customers. To enhance a positive image in the communities that it serves, the Company supports and participates in local events and its officers and directors are active in supporting local civic and charitable organizations.

Lending Activities

General.  We provide a wide range of short- to medium-term commercial, construction, mortgage, and personal loans, both secured and unsecured.  In general, our loans are secured by collateral located in one of our markets with borrower equity and terms structured to match the purpose of the loan proceeds and the frequency of the primary source of repayment of the borrowers.  As of December 31, 2016, 97.7% of our overall loan portfolio was secured by collateral. Management focuses on the borrower’s ability to repay, normally measured as the cash flow generated from the borrower’s operations.  In underwriting credits, management views collateral as a secondary or tertiary source of repayment.   Variable rate loans accounted for 28.7% of the Bank’s loan balances outstanding as of December 31, 2016 while fixed rate loans accounted for 71.3% of the balances.

Our loan policies and procedures establish the basic guidelines governing our lending operations.  Generally, these guidelines address the types of loans that we seek, target markets, underwriting and collateral requirements, loan terms and compliance with laws and regulations.  All loans or credit lines are subject to approval procedures and amount limitations.  These limitations apply to the borrower’s total outstanding indebtedness to us, including that of any guarantors.  The policies are reviewed and approved at least annually by the Bank’s board of directors.  We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by internal personnel and outside professionals experienced in loan review work.

Commercial Loans.  Commercial business lending is a primary focus of our lending activities. As of December 31, 2016, our commercial loan portfolio totaled $170.7 million. Commercial loans include secured loans for working capital, expansion and other business purposes.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment.  Our underwriting requirements for operating loans focus primarily on the conversion of the borrower’s working capital assets to cash and secondarily on the cash flow generated from operations.  Loan amounts are determined through industry-accepted margins on the borrower’s working capital assets and the length of payment recovery in the borrower’s business cycle.  We require personal guarantees and secondary sources of repayment for commercial loans.

We also finance the intermediate assets of most businesses.  Terms for loans of this nature are matched with the useful economic life of the asset.  Advance rates are based on industry accepted collateral margins and are normally 50% to 85% of purchase cost or appraised value.

Commercial Real Estate Loans.  Aggregate commercial real estate loan balances outstanding as of December 31, 2016 equaled $641.7 million, or 53.9% of our total loan portfolio.  Loan amounts within this category average approximately $1.01 million.  This lending involves loans secured by multifamily residential units, income-producing properties, owner-occupied commercial properties and land loans where the global cash flow of the principals is sufficient to service the credits.  Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral.

Loans secured by income-producing properties generally contain more risk than owner-occupied real estate, including one-to-four family residences.  We normally view real estate as the secondary source of repayment; however, an income-producing property’s value is reliant on the cash flow it generates.  We perform an analysis of the cash flow generated by a project or underlying business to determine if net operating income for such project exceeds a minimum of 1.20 times the debt payments.  The Bank’s underwriting policy requires sufficient borrower equity, pre-sale and pre-lease requirements along with personal guarantees of the principals.  Additional underwriting includes sensitivity analysis on rental, vacancy and interest rates.

Due to the changing nature of the real estate markets, the Bank monitors its exposure by requiring annual reviews of certain loans and also periodic reviews of the various real estate market conditions.  On a quarterly basis the Bank’s board of directors is presented with portfolio stratification reports by risk grades and product types that include market data for the purpose of monitoring and maintaining the proper levels of diversification.  The Bank has established concentration guidelines that are also reviewed and changed as deemed necessary.

Construction and Land Development Loans.  Another lending focus for us is construction and development lending.  The balances of construction loans outstanding as of December 31, 2016 totaled $79.7 million. Loan amounts for these types of loans average approximately $580,000.  We originate one-to-four family residential construction loans for the construction of custom homes and provide financing to builders and consumers for the construction of new homes.  While we finance non-presold homes, we place restrictions on the aggregate number and dollar amounts of such loans to any one builder. Our construction borrowers are local, well-established builders and not large, national tract builders. These builders have demonstrated a favorable record of performance, profitability and adequate levels of liquidity.  We limit risk through established underwriting guidelines to determine the level of exposure for each builder and limit the risk on individual projects through an inspection process.  We also may finance a limited amount of small tract developments and subdivisions.  We require principal guarantees with all construction loans.

Residential Real Estate Loans.  We make residential real estate loans to borrowers to purchase and refinance one-to-four family properties as well as home equity loans on one-to-four family properties.  These services are offered as an adjunct to our private bank clients as a matter of convenience.  We provide customers access to long-term conventional real estate loans through our mortgage loan department, which underwrites loans for origination by unaffiliated third-party brokers in the secondary market.  We receive fees in connection with the origination of mortgage loans, with such fees aggregating $172,000 for the year ended December 31, 2016 and $197,000 for the year ended December 31, 2015.  In addition to non-interest income generated by the origination of mortgage loans, we believe that offering such loans allows us to serve the convenience and needs of our customers while also affording an opportunity to cross-market our other loan and deposit products.

Loans to Individuals.   Our loans to individuals include lines of credit, loans secured by titled automobiles, equipment and miscellaneous secured and unsecured personal loans.  We also offer credit cards as an accommodation to our customers.  As of December 31, 2016, our consumer loan portfolio totaled $11.5 million.  In underwriting such loans, we focus on the borrower’s past credit history and ability to repay the loan.  In most cases, we calculate a borrower’s repayment ability through gross debt to income benchmarks with the repayment ability of some business owners calculated through a global cash flow analysis based on the borrower’s tax return.  Default rates are higher in these categories and we are diligent in valuing highly depreciable collateral such as automobiles and equipment.   We structure the loan terms to match the loan purpose and advance on industry-accepted margins for the collateral securing the loan.

Loan Approval, Credit Administration and Loan Review.  Certain credit risks are inherent in making loans.  These risks include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with borrowers.  We attempt to mitigate repayment risks by adhering to internal credit limits, a multi-layered approval process, documentation examination, and follow-up procedures.

We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced client development officers.  Our credit culture begins with our client development officers, or CDOs, each of whom is required to have excellent credit skills.   The CDOs work closely with the credit department to underwrite loans and to present the loans to our credit administration department to complete the underwriting and approval process. Our credit administration department facilitates the approval process, which may include presentation to a loan committee depending on the total credit exposure. CDOs do not have individual loan authority in excess of $100,000.

We also engage an outside loan review firm annually to provide extensive reviews of our commercial and consumer loan portfolios.   External loan review findings are reported to the President/CEO, the Director’s Loan Committee and the Audit Committee.   The scope and size of each external loan review engagement varies depending upon the economic, market, and internal circumstances facing the Bank at the time of the review.

Our credit administration processes are managed by our Chief Credit Officer who has spent the past nine years with Paragon Bank, and has more than nineteen years of experience working in banking and finance overall. Our credit administration group consists of four experienced credit administrators with an average of more than twenty years of credit experience. Our credit administration, credit review and loan operation systems focus on approving sound credits while meeting numerous regulatory requirements including compliance regulations.

At December 31, 2016, nonperforming loans were $968,000 or 0.08% of our total loan portfolio.  Nonperforming assets, including OREO, as a percent of total assets were 0.38% as of December 31, 2016.

Loan Participations.  From time to time we sell loan participations to other banks within and outside our market area.  The sale of participations in larger loans to other financial institutions allows us to manage the risk involved in these credits while meeting the lending needs of customers that require extensions of credit in excess of our internal lending limits.  On rare occasions, the Bank has purchased loan participations from other financial institutions.  All loan participations purchased are underwritten using our standard and customary underwriting criteria.

Courier Services

We offer courier services to our business customers as a demonstration of our commitment to superior customer service.  Our couriers travel to the customer’s location, pick-up non-cash deposits from the customer and deliver those deposits to the Bank.  We feel our couriers serve as ambassadors for our Bank and enhance our presence in the markets we serve.

Banking Technology

We offer a full array of technology to our customers.  Our customers have the ability through online banking to pay bills, request check copies, reorder checks and make certain transfers.  We provide our customers with imaged check statements, which eliminate the cost of returning checks to customers and the clutter of canceled checks.  We also offer remote deposit capture, which allows customers to submit check images for deposit without leaving their offices.  This remote capture service augments our courier services, giving our customers the choice of either for more prompt deposit collection and crediting.  These services give us the ability to offer superior service and convenience to customers in each of our market areas from our efficient single-office business platform.

Supervision and Regulation

Bank holding companies and state commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules and regulations that affect or may affect the Company and Paragon Bank. This summary contains what management believes to be the material information related to the supervision and regulation of the Company and Paragon Bank but is not intended to be an exhaustive description of the statutes or regulations applicable to their respective businesses, or to bank holding companies or banks generally. Supervision, regulation and examination of the Company and Paragon Bank by the regulatory agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund, or DIF, of the FDIC and the financial system rather than stockholders of the Company and Paragon Bank. We cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and Paragon Bank may be affected by a statute or regulation. Changes in such laws and regulations may have a material effect on our business and prospects.

Regulation of the Company

As a registered bank holding company, the Company is subject to regulation under the BHCA and to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System, or the Federal Reserve. Pursuant to the BHCA, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company. The Federal Reserve Board and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit system, information systems and data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, asset growth, asset quality, earnings, liquidity and risk management.

The BHCA generally prohibits a bank holding company from retaining direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company or engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Under Federal Reserve policy and as codified by the Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Company is expected to act as a source of financial strength for Paragon Bank and to commit resources to support the Bank. This support may be required at times when the Company might not be inclined to provide it or it might not be in the Company’s best interests or the best interests of its stockholders. In addition, any capital loans made by the Company to Paragon Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

Acquiring Control of a Bank Holding Company

The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

●
it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

●
it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

●
it may merge or consolidate with any other bank holding company.

The BHCA further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed elsewhere in more detail.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●
the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act; or

●
no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

Regulation of Paragon Bank

Paragon Bank has a North Carolina state commercial bank charter and is subject to regulation, supervision and examination by the FDIC and the Commissioner.

Paragon Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and is supervised and examined by state and federal bank regulatory agencies. The FDIC and the Commissioner regularly examine the operations of Paragon Bank and are given the authority to approve or disapprove mergers, consolidations, the establishment of branches and similar corporate actions. These agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Each of Paragon Bank’s depository accounts is insured by the FDIC against loss to the depositor to the maximum extent permitted by applicable law, and federal law and regulatory policy impose a number of obligations and restrictions on the Company and Paragon Bank to reduce potential loss exposure to depositors and to the DIF.

The Federal Deposit Insurance Act, or the FDIA, provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder of that institution – including that institution’s parent holding company. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of a bank.

Bank Merger Act

Section 18(c) of the Federal Deposit Insurance Act, popularly known as the “Bank Merger Act,” requires the prior written approval of appropriate federal bank regulatory agencies before any bank may (i) merge or consolidate with, (ii) purchase or otherwise acquire the assets of, or (iii) assume the deposit liabilities of, another bank if the resulting institution is to be a state nonmember bank.

The Bank Merger Act prohibits the applicable federal bank regulatory agency from approving any proposed merger transaction that would result in a monopoly, or would further a combination or conspiracy to monopolize or to attempt to monopolize the business of banking in any part of the United States. Similarly, the Bank Merger Act prohibits the applicable federal bank regulatory agency from approving a proposed merger transaction whose effect in any section of the country may be substantially to lessen competition, or to tend to create a monopoly, or which in any other manner would be in restraint of trade. An exception may be made in the case of a merger transaction whose effect would be to substantially lessen competition, tend to create a monopoly, or otherwise restrain trade, if the applicable federal bank regulatory agency finds that the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In every proposed merger transaction, the applicable federal bank regulatory agency must also consider the financial and managerial resources and future prospects of the existing and proposed institutions, the convenience and needs of the community to be served, and the effectiveness of each insured depository institution involved in the proposed merger transaction in combating money-laundering activities.

State Regulation of the Company and the Bank

Paragon Bank is subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and that regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and banks are required to make regular reports to the Commissioner describing in detail their resources, assets, liabilities, and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, capital requirements for banks, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

The Commissioner has extensive enforcement authority over North Carolina banks. Such authority includes the ability to issue cease and desist orders and to seek civil money penalties. The Commissioner may also take possession of a North Carolina bank in various circumstances, including for a violation of its charter or of applicable laws, operating in an unsafe and unsound manner, or as a result of an impairment of its capital, and may appoint a receiver.

The Commissioner also regulates the Company pursuant to Chapters 53 and 53C of the North Carolina General Statutes. These laws require bank holding companies to register with the Commissioner and grant the Commissioner broad supervisory and enforcement authority in connection with formation, merger and change in control transactions involving North Carolina bank holding companies and their nonbank subsidiaries. These laws also grant the Commissioner the ability to issue cease and desist orders and to seek civil money penalties.

Payment of Dividends and Other Restrictions

The Company is a legal entity separate and distinct from the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which banks can pay dividends or otherwise supply funds to holding companies, the principal source of cash revenues for the Company is dividends from the Bank, if any. The relevant federal and state regulatory agencies have authority to prohibit a state bank or bank holding company, which would include the Bank and the Company, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of a bank, be deemed to constitute an unsafe or unsound practice in conducting its business.

North Carolina commercial banks, such as Paragon Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Specifically, an insured depository institution, such as Paragon Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past four quarters is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.

A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Adequacy

The Company must comply with the Federal Reserve’s established capital adequacy standards, and Paragon Bank is required to comply with the capital adequacy standards established by the FDIC. The Federal Reserve has promulgated two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance-sheet exposure and minimize disincentives for holding liquid assets.

Assets and off-balance-sheet items are assigned to broad risk categories, each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under applicable capital standards, the minimum risk-based capital ratios are a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6%, and a total capital to risk-weighted assets ratio of 8%. In addition, to avoid restrictions on capital distributions and discretionary bonus payments, the Company and the Bank are required to meet a capital conservation buffer of common equity Tier 1 capital in addition to the minimum common equity Tier 1 capital ratio. The capital conservation buffer will be phased in over the period from January 1, 2016 until January 1, 2019, at which point it will be set at 2.5% common equity Tier 1 capital to risk-weighted assets, which sits “on top” of the 4.5% minimum common equity Tier 1 to risk-weighted assets ratio. Common equity Tier 1 capital is predominantly comprised of retained earnings and common stock instruments (that meet strict delineated criteria), net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital plus Additional Tier 1 capital, which consists of noncumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria. Total capital is comprised of Tier 1 capital plus Tier 2 capital, which consists of subordinated debt with a minimum original maturity of at least five years and a limited amount of loan loss reserves.

At December 31, 2016, Paragon Bank’s risk-based capital ratios, as calculated under the applicable capital standards, were 12.14% common equity Tier 1 capital to risk weighted assets, 12.36 % Tier 1 capital to risk weighted assets, and 12.99 % total capital to risk weighted assets. At December 31, 2015, these ratios were 10.90%, 10.90% and 11.59%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average total on-balance sheet assets, less goodwill and certain other intangible assets, of 4% for bank holding companies. The Company’s leverage ratio was 10.05% at December 31, 2016 and 8.66% and 9.02% at December 31, 2015 and 2014, respectively. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indications of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on taking brokered deposits and certain other restrictions on its business. As described below, the FDIC can impose substantial additional restrictions upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Federal Deposit Insurance Act, or FDI Act, requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital category will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio, Common Equity Tier 1 Capital ratio and the leverage ratio. Under the current regulatory framework, an FDIC-insured bank is:

●
“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 8% or greater, a Common Equity Tier 1 Capital ratio of 6.5% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

●
“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Common Equity Tier 1 Capital ratio of 4.5% or greater and a leverage ratio of 4% or greater and is not “well capitalized”;

●
“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 6%, a Common Equity Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4%;

●
“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 4%, a Common Equity Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

●
“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2016, Paragon Bank had capital levels that qualify as “well capitalized” under applicable regulations.

The FDI Act generally prohibits an FDIC-insured bank from making a capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank is or would thereafter be “undercapitalized.” “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. The aggregate liability of the parent holding company under such guarantee is limited to the lesser of: (i) an amount equal to 5% of the bank’s total assets at the time it became “undercapitalized”; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” insured banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and the cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is also subject to certain limitations relating to brokered deposits.

The regulatory capital framework under which the Company and Paragon Bank operate has changed significantly in recent years as a result of the Dodd-Frank Act, which was enacted in July 2010, and other regulations, including the separate regulatory capital requirements put forth by the Basel Committee on Banking Supervision, commonly known “Basel III.”

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that established an integrated regulatory capital framework that addressed shortcomings in certain capital requirements. The rules implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The rules began to apply to the Company and the Bank beginning January 1, 2015.

The major provisions of the rules applicable to the Company and the Bank are:

●
The rules implement higher minimum capital requirements described above in this section, including a new common equity Tier 1 capital requirement and capital conservation buffer, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations compared to the previous capital rules, better equipping the U.S. banking system to deal with adverse economic conditions.

●
The rules also affect the inclusion of mortgage servicing assets, or MSAs, as an element of capital. Specifically, MSAs are limited to 10% of a bank’s common equity Tier 1 capital and the combined balance of MSAs, deferred tax assets, and investments in the common stock of unconsolidated financial institutions is limited to 15% of a bank’s common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold. Any portion of a bank’s MSAs that are not deducted from the calculation of common equity Tier 1 will be subject to a 100% risk weight that will increase to 250% in 2018.

 ●
The rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and make selected other changes in risk weights and credit conversion factors.

Continued compliance by the Company and Paragon Bank with these capital requirements will likely affect their respective operations.

The Volcker Rule

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule,” and related rules adopted by the federal bank regulatory agencies, the SEC and the Commodity Futures Trading Commission, certain limitations are placed on the ability of insured depository institutions and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds. The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015, and banking entities had until July 2016 to divest certain legacy investments in covered funds. The Volcker Rule is not expected to have a material impact on the operations of the Company or the Bank.

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans. Paragon Bank’s respective loan policies establish limits on loan to value ratios that are equal to or less than those established in such regulations.

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate, or CRE, loans. The federal banking regulators have issued final guidance to remind financial institutions of the risk posed by CRE, lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for regulatory examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●
total reported loans for construction, land development and other land, or C&D, represent 100% or more of the institution’s total capital; or

●
total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased over 50% or more during the prior 36 months.

As of December 31, 2016, the Bank’s C&D concentration as a percentage of bank capital totaled 49.2% and its CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 329.5%.

Limits on Loans to One Borrower

The Bank generally is subject to both FDIC regulations and North Carolina law regarding loans to any one borrower, including related entities. Under applicable law, with certain limited exceptions, loans and extensions of credit by a state chartered nonmember bank to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit may not exceed 15% of Total Risk-Based Capital of the Bank. Loans and extensions of credit fully secured by readily marketable collateral having a market value at least equal to the amount of the loan or extension of credit may not exceed an additional 10% of Total Risk-Based Capital of the Bank. The Bank’s legal lending limit for loans to one borrower was approximately $24.31 million at December 31, 2016. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. The Bank has imposed an internal lending limit and maximum relationship exposure of approximately $10 million for new extensions of credit, with exceptions approved by a committee of the Bank’s board of directors.

Restrictions on Affiliate Transactions

Sections 23A and 23B of the Federal Reserve Act establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions.

The Dodd-Frank Act imposed additional restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act. Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.

Liquidity Requirements

FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, mortgage-backed securities, loans available for sale and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank.  The FDIC currently has no specific level which it requires. The Bank maintains its liquidity position under policy guidelines based on liquid assets in relationship to total assets.  Based on its policy calculation guidelines, the Bank’s calculated liquidity ratio was 12.10% of total assets at December 31, 2016, which management believes is adequate.

Regulatory Restrictions on Acquisitions

The Company must comply with numerous laws related to any potential acquisition activity. As described above, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. The Company’s acquisition of non-banking companies is also regulated by the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation, subject to Federal Reserve approval and certain other conditions and concentration limits. Additionally, the Dodd-Frank Act amended federal law to permit banks to establish a de novo branch in any state if that state would permit a bank organized in that state to open a branch.

FDIC Insurance Assessments

The assessment rate paid by each DIF member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Paragon Bank’s insurance assessments during 2016 and 2015 were $595,000 and $836,000, respectively. The FDIC may also require special assessments if conditions warrant. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act. Among other things, the final rule revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points, subject to adjustments which can increase or decrease the total base assessment rates. The FDIC has three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points (or 50% of the initial base assessment rate) for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt; (2) an increase for holding long-term unsecured or subordinated debt issued by other insured depository institutions known as the Depository Institution Debt Adjustment; and (3) for institutions not well rated and well capitalized, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

The law also gave the FDIC enhanced discretion to set assessment rate levels.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation, or the FICO. The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2016 ranged from 58 basis points in the first quarter to 56 basis points in the fourth quarter per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of the regulators’ written Community Reinvestment Act evaluations of financial institutions. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports relating to such agreements must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination. Paragon Bank received a “Satisfactory” rating in its last CRA examination, which was conducted as of January 19, 2016.

Additional Legislative and Regulatory Matters

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. The USA PATRIOT ACT also contained the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the OFAC rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure of a financial institution to comply with these sanctions could result in legal consequences for the institution.

The Sarbanes-Oxley Act of 2002 applies to public companies a variety of requirements to address corporate and accounting fraud and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit and requires that certain audit partners be rotated periodically. It also requires chief executive officers and chief financial officers, or their equivalents, to certify the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement, and increases the oversight and authority of audit committees of publicly traded companies.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes a significant portion of a bank’s earnings. Thus, the Company’s earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company’s business and results of operations cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s future operations. Banking legislation and regulations may limit the Company’s growth and the return to its investors by restricting certain of its activities.

In addition, capital requirements could be changed and have the effect of restricting the activities of the Company or requiring additional capital to be maintained. Management cannot predict with certainty what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Company’s business and results of operations.

Limitations on Incentive Compensation

In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued incentive compensation guidance that covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group. This guidance is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

As required by the Dodd-Frank Act, in March 2011 the SEC and the federal bank regulatory agencies (including the Federal Reserve and the FDIC) proposed regulations that would prohibit financial institutions with assets of at least $1 billion from maintaining executive compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that could lead to material financial loss. These proposed regulations incorporate the principles discussed in the Federal Reserve’s June 2010 incentive compensation guidance. In May 2016, the federal bank regulatory agencies replaced the regulations proposed in 2011 with a new proposal. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives. The comment period for these proposed regulations has closed and a final rule has not been published.

Financial Holding Company Status

Under the BHCA, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company is not a financial holding company and qualification as such by other bank holding companies has not had a material effect on the Company’s or the Bank’s business.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall economic growth and may affect interest rates, and thus may impact the distribution of bank loans, investments and deposits, and interest rates that banks charge on loans or pay on deposits. The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the Company’s business and earnings cannot be predicted.

Evolving Legislation and Regulatory Action

The Company and the Bank continue to experience a period of rapidly changing regulations and an environment of constant regulatory reform. The most significant regulatory reform in recent years, the Dodd-Frank Act, was signed into law in 2010 and implements many changes to how financial and banking operations are regulated in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions intended to strengthen the financial services sector. Pursuant to the Dodd-Frank Act, the Financial Stability Oversight Council, or the FSOC, was created and is charged with overseeing and coordinating the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the FDIC and the SEC) in establishing regulations to address systemic financial stability concerns. Under the Dodd-Frank Act the Consumer Financial Protection Bureau, or CFPB, was also created as a new consumer financial services regulator. The CFPB is authorized to prevent unfair, deceptive and abusive practices and ensure that consumers have access to markets for consumer financial products and services and that such markets are fair, transparent and competitive.

Legislative and regulatory initiatives are periodically introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, and could change banking statutes and regulations or the operating environment of the Company and Paragon Bank in substantial and unpredictable ways. Management cannot predict whether any new legislation or regulations will be adopted or any other such initiatives will be commenced and, if adopted or commenced, the effect that it would have on the financial condition or results of operations of the Company or Paragon Bank.

February 3, 2017, Executive Order

On February 3, 2017, President Trump signed an executive order calling for the administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayerfunded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within federal financial regulatory agencies and “rationalizing” the federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that may be identified for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of
Financial Research, the prudential bank regulators, the SEC, CFTC, and Consumer Financial Protection Bureau. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.paragonbank.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are also available on its internet website in interactive data format using the eXtensible Business Reporting Language (XBRL), which allows financial statement information to be downloaded directly into spreadsheets, analyzed in a variety of ways using commercial off-the-shelf software and used within investment models in other software formats. Any materials that the Company files with the SEC may be read and/or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC's website at www.sec.gov.

Additionally, the Company's corporate governance policies, including the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees, Code of Ethics and Business Conduct and Whistle Blower Policy may also be found the Company's website (www.paragonbank.com). A written copy of the foregoing corporate governance policies is available upon written request to the Company.

ITEM 1A. RISK FACTORS

The following are potential risks that management considers material and that could affect the future operating results and financial condition of the Company and the Bank. These do not necessarily include all the risks that we may face. Additional risks and uncertainties that are not currently known or that management does not currently deem material could also have a material adverse impact on our business, results of our operations and financial condition.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business

We may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, and results of operations.

Like other lenders, we face the risk that our customers will not repay their loans. A customer’s failure to repay us is usually preceded by missed monthly payments. In some instances, however, a customer may declare bankruptcy prior to missing payments, and, following a borrower filing bankruptcy, a lender’s recovery of the credit extended is often limited. Since many of our loans are secured by collateral, we may attempt to seize the collateral if and when a customer defaults on a loan. However, the value of the collateral may not equal the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customer. The resolution of nonperforming assets, including the initiation of foreclosure proceedings, requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities, and exposes us to additional legal costs. Elevated levels of loan delinquencies and bankruptcies in our market area generally and among our customers specifically, can be precursors of future charge-offs and may require us to increase our allowance for loan losses, or ALL. Higher charge-off rates, delays in the foreclosure process or in obtaining judgments against defaulting borrowers or an increase in our ALL may hurt our overall financial performance if we are unable to increase revenue to compensate for these losses, may increase our cost of funds, and could materially adversely affect our business, results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to cover actual loan losses, which could have a material adverse effect on our financial condition and results of operations.

Our future success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, including the current economic environment and real estate market, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance in the form of provisions for loan losses would materially decrease our net income. We expect our allowance to continue to fluctuate; however, given current and future market conditions, our allowance may not be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results and could materially adversely affect our business, results of operations and financial condition.

We maintain a number of large borrowing relationships, any of which could have a material adverse effect on our results of operations if they were not to perform according to their terms.

We maintain a number of large borrowing relationships. Our ten largest borrowing relationships (which could include multiple loans) at December 31, 2016 range from $8.8 million to $17.5 million and averaged $11.0 million. The deterioration of one or more of these relationships could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations and the value of our common stock. Our ten largest borrowing relationships represent approximately 8.2% of our total credit exposure.

We maintain a number of large deposit relationships, the loss of which could have a material adverse effect on our results of operations.

We maintain a number of large deposit relationships. Our ten largest deposit relationships at December 31, 2016 range from $50.5 million to $13.3 million, averaged $24.8 million and made up 21.1% of our total deposits. The ability to attract these types of deposit relationships has a positive impact on our net interest margin since they provide a relatively low cost of funds compared to certificates of deposit or borrowing advances. If these depositors were to withdraw these funds and we were not able to replace them with similar types of deposits, the cost of funds would increase and our results of operations would be negatively impacted.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to stockholders, operating expenses, and capital expenditures. Our liquidity is derived primarily from customer deposits, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Our largest customer deposit relationships comprise a large portion of our deposit base and the loss of any one of these relationships could adversely affect the Bank’s liquidity position. Our access to funding sources in amounts adequate to finance our activities or at a reasonable cost could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could adversely affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, our lack of access to a traditional branch banking network designed to generate core deposits, the loss of one or more of our larger deposit relationships and adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Our access to borrowed funds could become limited in the future, and we may be required to pay above market rates for additional borrowed funds, if we are able to obtain them at all, which may adversely affect our business, results of operations and financial condition.

Challenging market conditions and economic trends historically had an adverse effect on the banking industry and could adversely affect our business, financial condition and results of operations.

We are a business operating in the challenging and uncertain financial services environment. The success of our business and operations is sensitive to general business and economic conditions in the U.S. and locally in our industry and market. If the U.S. economy weakens and a lack of growth in population, income levels, deposits and business investment in our local markets occurs, our growth and profitability from our lending and deposit services could be adversely affected. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and also by uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate market in North Carolina, particularly in the Raleigh and Charlotte metropolitan areas, and are affected by these events.

Uncertain market and economic conditions can make our ability to assess the creditworthiness of customers and estimate the losses in our loan portfolio more complex. Another national economic recession or continued deterioration of conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences, any of which could have a material adverse effect on our business:

●
loan delinquencies may rise;

●
nonperforming assets and foreclosures may increase;

●
demand for our products and services may decline; and

●
collateral securing our loans, especially real estate, may decline in value, which could reduce customers’ borrowing power and repayment ability.

Our loan portfolio mix, which includes income producing commercial real estate loans, could result in increased credit risk in a challenging economy.

Approximately 53.9% of our loan portfolio consists of income producing commercial real estate and owner-occupied commercial business loans. These types of loans generally are viewed as carrying more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about heavy loan concentrations in certain types of commercial real estate loans, including acquisition, construction and development loans, and heavy loan concentrations in certain geographic segments. Because a portion of our loan portfolio is composed of these types of higher-risk loans, we face an increased risk of nonperforming loans that could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which could have a material adverse impact on our business, results of operations and financial condition.

Any deterioration or downturn in the economies or real estate values in the markets we serve could have a material adverse effect on borrowers’ ability to repay their loans and the value of the real property securing those loans. Our ability to recover on defaulted loans would then be diminished, and we would be more likely to suffer losses on defaulted loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Changes in the interest rate environment could reduce our net interest income, which could reduce our profitability.

As a financial institution, our earnings depend on our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Additionally, changes in interest rates affect our ability to fund our operations with customer deposits, and the fair value of securities in our investment portfolio. Therefore, any change in general market interest rates affects us more than non-financial companies and can have a significant effect on our net interest income and results of operations. Further, because we have little noninterest income, any change in general market interest rates may affect our net income and results of operation more significantly than other financial institutions with higher amounts of noninterest income. Market interest rates are sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve’s policies that are implemented through open market operations and regulation of the discount rate and reserve requirements.

Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. In a rising interest rate environment, potential borrowers could seek to defer loans as they wait for interest rates to settle, borrowers of variable rate loans may be subject to increased interest rates, which could result in a greater rate of default, and we may have to pay higher interest on deposits before interest earned on our assets increases. Rising interest rates may also present additional challenges to our business that we have not anticipated. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin, noninterest income, and results of operations.

We depend primarily on net interest income for our earnings rather than noninterest income.

Net interest income is the most significant component of our operating income. For the year ended December 31, 2016, our net interest income totaled $46.0 million in comparison to our total noninterest income of $1.3 million earned during the same period. For the year ended December 31, 2015, our net interest income totaled $41.1 million in comparison to our total noninterest income of $1.5 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2016, the fair value of our investment securities portfolio was approximately $197.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects, as well as the value of our common stock. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Our inability to accurately predict the future performance of an issuer or to efficiently respond to changing market conditions could result in a decline in the value of our investment securities portfolio, which could have a material and adverse effect on our business, results of operations and financial condition.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer, and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business, results of operations and financial condition.

Our CDOs are responsible for extensive client relationships, the loss of which could adversely affect our operations.

Our CDOs have developed extensive and deep relationships with our clients. If one or more of our CDOs who manages a large portfolio of business were to leave our employ, we may also lose the client relationships managed by that CDO. The resulting loss of loan or deposit relationships could have an adverse effect on our business, results of operations and financial condition.

If we are not successful in addressing management succession issues and attracting and retaining qualified personnel, our business and operating results could be materially and adversely affected.

Our future success will depend, to a significant extent, on the ability of our management to operate effectively, both individually and as a group. We must successfully manage transition and replacement issues that may result from the departure or retirement of members of our executive management. Changes of management personnel in the future could cause disruption to our operations or customer relationships or a decline in our operating results.

We are also dependent on our ability to retain and motivate our existing highly qualified personnel, including Robert C. Hatley, our President and Chief Executive Officer. These personnel may terminate employment with us at any time with no advance notice. The replacement of Mr. Hatley likely would involve significant time and costs, and the loss of his services may significantly delay or prevent the achievement of our business objectives.

Competition for highly skilled personnel in our market areas is frequently intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management, could materially and adversely affect our business and operating results.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, and the industries and communities that we serve. We have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being active members of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. Any damage to our reputation or negative public opinion, whether arising from legal, regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the conduct of our business or otherwise could have a material adverse effect on our business.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

As a financial institution, our operations rely heavily on the secure data processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems and the technology we use could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. We may fail to promptly identify or adequately address any such failures, interruptions or security breaches if they do occur. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

The nature of our business may make it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. The technology-based platform we use processes sensitive data from our borrowers and investors. While we have taken steps to protect confidential information that we have access to, our security measures and the security measures employed by the owners of the technology in the platform that we use could be breached. Any accidental or willful security breaches or other unauthorized access to our systems could cause confidential customer, borrower and investor information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the technology-based platform that we use are exposed and exploited, our relationships with borrowers and investors could be severely damaged, and we could incur significant liability.

Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we and our collaborators may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, federal regulators and many federal and state laws and regulations require companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause customers, borrowers and investors to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation and could cause us to lose customers, borrowers, investors and partners and adversely affect our business and operations.

Our business relies heavily on information technology and telecommunications systems; the failure of these systems could have a material adverse effect on our business.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could materially adversely affect our business, financial condition, results of operations and prospects, as well as the value of our common stock.

A failure in or breach of the operational or security systems of our third-party service providers could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We depend on a number of relationships with third-party service providers. We face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

Our business concentration in North Carolina, specifically in the Raleigh and Charlotte metropolitan areas, imposes risks and may magnify the consequences of any regional or local economic downturn affecting North Carolina.

We conduct our operations almost exclusively in the Raleigh and Charlotte metropolitan areas. As of December 31, 2016, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in North Carolina, and specifically, in these metropolitan areas, and the substantial majority of our secured loans were secured by collateral located in these metropolitan areas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in North Carolina, and specifically in the Raleigh and Charlotte metropolitan areas, are dependent on the life sciences, information technology, and financial services sectors, among others. Any downturn or adverse development in these sectors could have a material adverse impact on our business, financial condition and results of operations, and future prospects. Adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans. Any regional or local economic downturn that affects North Carolina, our existing or prospective borrowers or property values in our market area may affect us and our profitability more significantly and more adversely than those of our competitors, who may have larger operations that are less geographically focused on our market area.

The amount of other real estate owned, or OREO, may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations.

In connection with our banking business, we take title to real estate collateral from time to time through foreclosure or otherwise in connection with efforts to collect debts previously contracted. Such real estate is referred to as other real estate owned, or OREO. As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate, likewise increase. The amount of OREO we hold may increase due to various economic conditions or other factors. Any additional increase in losses and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales. In addition, at the time of acquisition of the OREO we are required to reflect its fair market value in our financial statements. If the OREO declines in value subsequent to its acquisition but prior to its disposition, we are required to recognize a loss. As a result, declines in the value of our OREO will have a negative effect on our business, results of operations and financial condition.

Our utilization of time deposits, including out-of-market and brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. As of December 31, 2016, brokered deposits, excluding certain Certificate of Deposit Account Registry Service deposits, or CDARS, comprised approximately 6.5% of our total deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the FDIC, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition.

Our strategy has been to increase the size of our company by pursuing business development opportunities. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. Our inability to increase our volume of loans and deposits at acceptable risk levels, if at all, could have a material adverse effect on the value of our common stock. Furthermore, we may be required to curtail our future growth in order to comply with regulatory restrictions imposed by banking regulators. Our inability to sustain our historical rate of growth could have a material adverse effect on our results of operations and on the value of our common stock.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Our use of appraisals in deciding whether to make a loan secured by real property or how to value the loan in the future may not accurately describe the net value of the collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may experience changes in value in relatively short periods of time, especially given heightened economic uncertainty, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of OREO, and our ALL may not reflect accurate loan impairments. The valuation of the properties securing the loans in our portfolio may negatively impact the continuing value of those loans and could materially adversely affect our business, results of operations and financial condition.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our employees and vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

We face strong competition from larger, more established competitors.

The banking business in North Carolina in general, and in our market areas of Raleigh, Charlotte and Cary in particular, is highly competitive. Many of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We compete with these institutions both in attracting deposits and originating loans. We may not be able to attract customers away from our competition. We compete for loans and deposits with the following types of institutions:

● other commercial banks ● savings banks ● thrifts ● trust companies ● credit unions	● securities brokerage firms ● mortgage brokers ● insurance companies ● mutual funds ● industrial loan companies

Competitors that are not depository institutions are generally not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Other competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, greater advertising-marketing budgets or other factors.

We compete with these institutions both in attracting deposits and in making loans, primarily on the basis of the interest rates we pay and yield on these products. Many of our competitors are well-established, much larger financial institutions that already serve many of our targeted customers. While we believe we can and do successfully compete with these other financial institutions, we may face a competitive disadvantage as a result of our smaller size. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

●
our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

●
the scope, relevance and pricing of products and services that we offer;

●
customer satisfaction with our products and services;

●
industry and general economic trends; and

●
our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect our business, results of operations and financial condition.

We are limited in the amount we can lend to one borrower.

Our legal lending limit is determined by law and is 15% of our permitted capital accounts with an additional 10% available for certain loans meeting heightened collateral requirements. This means that the size of loans which we can offer our customers is smaller than the size of loans that our larger competitors are able to offer. Furthermore, we generally impose an internal limit that is more conservative than the legal maximum. This limit may affect, to some degree, our success in establishing relationships with the larger businesses in our market. We satisfy loan requests in excess of our lending limit through the sale of participations in such loans to other banks. However, we cannot assure you that we will be able to attract or maintain customers seeking larger loans or that we will be able to sell participations in such loans on terms we consider favorable. Our inability to attract and maintain these customers or our inability to sell loan participations on favorable terms could adversely impact our business, financial condition, results of operation, and the value of our common stock.

Our loan portfolio may be affected by deterioration in real estate markets, including declines in the performance of loans.

Deterioration in real estate markets could result in declining prices and excess inventories. As a result, developers may experience financial deterioration and banking institutions may experience declines in the performance of construction, development and commercial loans. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecast, we could experience higher charge-offs and delinquencies than is provided in the allowance for loan losses, which could materially adversely affect our business, results of operations and financial condition.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our subsidiary’s banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. government and federal agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, results of operations and financial condition.

Deterioration in the commercial soundness of our counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create another market-wide liquidity crisis similar to that experienced in late 2008 and early 2009 and could lead to losses or defaults by us or by other institutions. The deterioration or failure of our counterparties would have a material adverse effect on our business, results of operations and financial condition.

We have different lending risks than larger, more diversified banks.

Our ability to diversify our economic risks is limited and we may, therefore, be exposed to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories. Our middle market and small business customers generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and may have limited operating histories.

We attempt to manage our credit exposure through careful monitoring of loan applicants and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, and the economies in which we and our borrowers operate, as well as the judgment of our regulators. This is an inherently uncertain process, and our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, results of operations and financial condition.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

These changes may be more difficult or expensive than we anticipate. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

We are dependent upon the use of intellectual property owned by third parties, and any change in our ability to use, or the terms upon which we may use, this intellectual property could have a material adverse effect on our business.

We rely extensively on technology licensed from third-party vendors. We can offer no assurance that we will be able to renew or maintain such licenses on terms that are acceptable or at all. Termination of licenses or the reduction or elimination of our licensed rights may result in our having to negotiate new licenses with less favorable terms, or the inability to obtain access to such licensed technology at all. If we were to lose access to technology we require to operate our business, or were only able to access the technology on less favorable terms, we would not be able to offer our customers the services they seek from us and our business would be materially and adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial and other modeling methodologies which involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and it may fail to adequately mitigate risk or loss to us. If our framework is not effective, we could suffer unexpected losses and be subject to potentially adverse regulatory consequences, and our business, results of operations and financial condition could be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.

If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from NASDAQ. This could have an adverse effect on our business, financial condition and results of operations, and could subject us to litigation.

Changes in accounting standards and management’s selection of accounting methods, including assumptions and estimates, could materially impact our financial statements.

From time to time the SEC and the Financial Accounting Standards Board, or FASB, change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In addition, management is required to use certain assumptions and estimates in preparing our financial statements, including determining the fair value of certain assets and liabilities, among other items. If the assumptions or estimates are incorrect, we may experience unexpected material adverse consequences that could negatively affect our business, results of operations and financial condition.

Insiders have substantial control over us, and this control may limit our stockholders’ ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

As of December 31, 2016, our directors and executive officers and their related entities currently beneficially own, in the aggregate, approximately 24.6% of our outstanding common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time-consuming and may strain our resources.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the rules and regulations of the SEC as well as the rules of Nasdaq. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements is time-consuming and expensive and may strain our resources.

Risks Related to Our Regulatory Environment

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern our operations, or changes in any of them.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including the declaration and payment of cash dividends to stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations. Should we fail to comply with these regulatory requirements, federal and state regulators could impose additional restrictions on the activities of the Company and the Bank, which could adversely affect our business, results of operations and financial condition.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted on July 21, 2010. The provisions of the Dodd-Frank Act, and its implementing regulations may materially and adversely affect our business, results of operations and financial condition. Some or all of the changes, including the broad rulemaking authority granted to the Consumer Financial Protection Bureau, or the CFPB, may result in greater liability, reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens applicable to us, and many of our non-bank competitors may remain free from such limitations. Institutions with over $10 billion in assets, unlike us, will also be subject to the CFPB’s supervisory and examination authority. The changes arising out of the Dodd-Frank Act could adversely affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.

Congress may consider additional proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change existing banking statutes and regulations, as well as our current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand, or business and earnings, as well as the value of the common stock.

We may be required to raise additional capital in the future, including to comply with new increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed and could be dilutive to our existing stockholders, which could adversely affect our financial condition and results of operations.

In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency approved final rules that establish an integrated regulatory capital framework that addresses perceived shortcomings in certain capital requirements. The rules implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

The major provisions of the rule applicable to the Company and the Bank are:

●
The rules implement higher minimum capital requirements, including a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets, or RWA, requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total consolidated assets) is 4.0%. The new rules maintain the general structure of the current prompt corrective action, or PCA, framework while incorporating increased minimum requirements.

●
Among the most important changes to the definition of capital are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, deferred tax assets, or DTAs, mortgage-servicing assets, or MSAs and certain investments in the capital of unconsolidated financial institutions. The new rules also affect the inclusion of mortgage servicing assets, or MSAs, as an element of capital. Specifically, MSAs are limited to 10% of a bank’s common equity Tier 1 capital and the combined balance of MSAs, deferred tax assets, and investments in the common stock of unconsolidated financial institutions is limited to 15% of a bank’s common equity Tier 1 capital. These combined assets must be deducted from common equity to the extent that they exceed the 15% threshold. Any portion of a bank’s MSAs that are not deducted from the calculation of common equity Tier 1 will be subject to a 100% risk weight that will increase to 250% in 2018. In addition, the new rules require that most regulatory capital deductions be made from common equity Tier 1 capital.

●
Under the rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements, and corresponding limits on capital distributions and discretionary bonus payments, began on January 1, 2016. After the capital conservation buffer is fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. When the capital conservation buffer is fully phased in, it would prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the capital conservation buffer is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

●
The rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and make selected other changes in risk weights and credit conversion factors.

We and the Bank were required to comply with the new capital rules beginning on January 1, 2015.

In order to support the operations at the Bank, we may need to raise capital in the future. Our ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.

Accordingly, we may be unable to raise capital, if needed, on terms acceptable to us if at all. If we cannot raise capital when needed, our ability to operate or further expand our operations could be materially impaired. In addition, if we decide to raise equity capital under such conditions, the interests of our stockholders could be diluted.

Our deposit operations are subject to extensive regulation and we expect additional regulatory requirements to be implemented in the future.

We are subject to significant anti-money laundering, “know your customer” and other regulations under applicable law, including the Bank Secrecy Act and the USA Patriot Act, and we could become subject in the future to additional regulatory requirements beyond those that are currently adopted, proposed or contemplated. We expect that federal and state bank regulators will increase their oversight, inspection and investigatory role over our deposit operations and the financial services industry generally. Furthermore, we intend to increase our deposit product offerings and grow our customer deposit portfolio in the future and, as a result, we are, and will continue to be, subject to heightened compliance and operating costs that could adversely affect our business, results of operations and financial condition. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may have an adverse effect on our business practices and results of operations.

The FDIC Deposit Insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Failed banks nationwide, particularly between 2008 and 2010, have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. On October 19, 2010, the FDIC adopted a Deposit Insurance Fund, or DIF, Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. The Dodd-Frank Act directs the FDIC to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. In addition, the FDIC modified the method by which assessments are determined and updated assessment rates, which range from 2.5 to 45 basis points (annualized), subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. Further increased FDIC assessment premiums, due to our risk classification, emergency assessments, or implementation of the modified DIF reserve ratio, could have a material adverse effect on our business, results of operations and financial condition.

The Federal Reserve may require us to commit capital resources to support the Bank.

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when our resources are limited and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.

Risks Related to our Common Stock

The low trading volume in our common stock may adversely affect your ability to resell shares at prices that you find attractive or at all.

Our common stock is listed for quotation on the Nasdaq Capital Market under the ticker symbol “PBNC”. The average daily trading volume for our common stock is less than that of larger financial institutions. From June 16, 2016, to March 20, 2017, the average daily trading volume for our common stock was approximately 8,350 shares. Due to its relatively low trading volume, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

We had 5,450,713 shares of common stock outstanding at March 20, 2017, none of which remain subject to post-initial public offering lock-up agreements. In addition, as of March 20, 2017, there were outstanding options to purchase 44,875 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and options are held by a small number of persons. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the federal securities laws. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Securities analysts may not initiate or continue coverage on our common stock.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analyst cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

We do not plan to pay cash dividends for the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future, as we intend to retain any earnings to provide the capital necessary to fund our growth strategy. You should not invest in shares of our common stock if you need dividend income from your investment. Our ability to declare and pay cash dividends will be dependent upon, among other things, restrictions imposed by the reserve and capital requirements of North Carolina and federal banking regulations, our income and financial condition, tax considerations, Paragon Bank’s ability to declare and pay dividends and general business conditions. Investors should not purchase shares of our common stock with a view for a current return on their investment in the form of cash dividends.

Additional issuances of common stock or securities convertible into common stock may dilute holders of our common stock.

We may, in the future, determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of common stock, securities convertible into, exchangeable for or that represent an interest in common stock, or common stock-equivalent securities to fund strategic initiatives or other business needs or to build additional capital. Our board of directors is authorized to cause us to issue additional shares of common stock from time to time for adequate consideration without any additional action on the part of our stockholders. The market price of our common stock could decline as a result of other offerings, as well as other sales of a large block of common stock or the perception that such sales could occur.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect the rights of the holders of our common stock, which could depress the price of our common stock.

Our articles of incorporation, as amended, authorize us to issue up to 1,000,000 shares of one or more series of preferred stock. Our board of directors, in its sole discretion, has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series, the designation of such series, and the dividend rate for each series, without any further vote or action by our stockholders. Our preferred stock may be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are subject to extensive regulation, and ownership of the common stock may have regulatory implications for holders thereof.

We are subject to extensive federal and state banking laws, including the Bank Holding Company Act of 1956, as amended, or BHCA, and federal and state banking regulations, that will impact the rights and obligations of owners of our common stock, including, for example, our ability to declare and pay dividends on our common stock. Shares of our common stock are voting securities for purposes of the BHCA and any bank holding company or foreign bank that is subject to the BHCA may need approval to acquire or retain more than 5% of the then outstanding shares of our common stock, and any holder (or group of holders deemed to be acting in concert) may need regulatory approval to acquire or retain 10% or more of the shares of our common stock. A holder or group of holders may also be deemed to control us if they own 25% or more of our total equity. Under certain limited circumstances, a holder or group of holders acting in concert may exceed the 25% percent threshold and not be deemed to control us until they own 33% percent or more of our total equity. The amount of total equity owned by a holder or group of holders acting in concert is calculated by aggregating all shares held by the holder or group, whether as a combination of voting or non-voting shares or through other positions treated as equity for regulatory or accounting purposes and meeting certain other conditions. Holders of our common stock should consult their own counsel with regard to regulatory implications.

Holders should not expect us to redeem or repurchase outstanding shares of our common stock.

Our common stock is a perpetual equity security. This means that it has no maturity or mandatory redemption date and will not be redeemable at the option of the holders. Any decision we may make at any time to propose the repurchase or redemption of shares of our common stock will depend upon, among other things, our evaluation of our capital position, the composition of our stockholders’ equity, general market conditions at that time and other factors we deem relevant. Our ability to redeem shares of our common stock is subject to regulatory restrictions and limitations, including those of the Federal Reserve Board of Governors.

Our common stock is equity and is therefore subordinate to our outstanding indebtedness.

Shares of our common stock are equity interests in the Company and do not constitute indebtedness. As such, shares of our common stock rank junior to our outstanding trust preferred securities and subordinated notes

Offerings of debt, which would rank senior to our common stock upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or the Bank’s regulatory capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or equity securities, senior or subordinated notes, preferred stock and common stock. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

Anti-takeover provisions could adversely affect our stockholders.

In some cases, stockholders would receive a premium for their shares if we were acquired by another company. However, state and federal law and our articles of incorporation and bylaws make it difficult for anyone to acquire us without approval of our board of directors. For example, our articles of incorporation require a supermajority vote of two-thirds of our outstanding common stock in order to effect a sale or merger of the company in certain circumstances. Consequently, a takeover attempt may prove difficult, and stockholders may not realize the highest possible price for their securities.

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section. As a result, if you acquire shares of our common stock, you may lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth the locations of the Company’s main office, as well as additional offices and certain information relating to the facilities.

Office	Address	Year Opened	Approximate Square Footage	Owned or Leased
Corporate Headquarters and Banking Office	3535 Glenwood Avenue Raleigh, NC 27612	2007	43,000	Building Owned, Ground Leased
Charlotte Office	6337 Morrison Boulevard Charlotte, NC 28211	2014	16,000	Owned
Cary Office	5000 Valleystone Drive Suite 110 Cary, NC 27519	2014	2,700	Leased
Operations Center	3301 Benson Drive Suite 545 Raleigh, NC 27609	2014	11,600	Leased

Management believes that the Company’s properties are maintained in good operating condition and are suitable and adequate for its operational needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are at times involved in legal proceedings. As of the date of this filing, management is not aware of any threatened or pending material legal proceedings against the Company or the Bank.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is listed on the NASDAQ Capital Market, under the symbol “PBNC.”

The closing market price for the Company's common stock was $53.85 on March 20, 2017.

The following table presents certain market information for the last two fiscal years. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

	Low	High
Fiscal Year Ending December 31, 2016
Fourth Quarter	$35.99	$44.30
Third Quarter	34.50	39.99
Second Quarter	26.97*	36.00
First Quarter	26.25*	27.39*

Fiscal Year Ending December 31, 2015
Fourth Quarter	$24.20*	$28.50*
Third Quarter	21.00*	25.00*
Second Quarter beginning April 16, 2015	22.50*	25.00*

*
Based on high and low reported sales prices for our common stock from April 16, 2015 (the date our common stock began trading on the OTCQX Marketplace) through the listing on Nasdaq on June 16, 2016. These reported sales prices represent trades that were either quoted on the OTCQX Marketplace or reported to the Company’s stock transfer agent, and do not include retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

Dividend Policy

The Company anticipates that future earnings, if any, will be retained to finance the Company’s growth and that we will not pay cash dividends for the foreseeable future.

The Company is organized under the North Carolina Business Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the Company would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred stock holders. In addition, because the Company is a bank holding company, the Federal Reserve may impose restrictions on cash dividends paid by it. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past four quarters, net of any dividends previously paid during that period, is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as undercapitalized.

The Company’s ability to pay dividends is largely dependent upon the amount of cash dividends that the Bank pays to the Company, which distributions are restricted under North Carolina banking laws and regulations. The Bank may make distributions only to the extent that the Bank remains adequately capitalized. In addition, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. The Office of the North Carolina Commissioner of Banks and the FDIC also are authorized to prohibit the payment of dividends by a bank under certain circumstances. Such requirements and policies may limit the Company’s ability to obtain dividends from the Bank for its cash needs, including payment of dividends to stockholders and the payment of operating expenses. For additional information on these limitations, please see “Supervision and Regulation” under Item 1. Business.

Any determination to pay future dividends to stockholders will be dependent upon the Company’s operational results, financial condition, capital requirements, business projections, general business conditions, statutory and regulatory restrictions and other factors deemed appropriate by the Company’s board of directors.

Holders of Record

As of March 20, 2017, the Company had 281 stockholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following table and graph compare the cumulative total shareholder return on our common stock for the period beginning at the close of trading on June 16, 2016 (the end of the first day of trading of our common stock on the NASDAQ Capital Market) through the close of trading on each of June 30, 2016, September 30, 2016, and December 30, 2016, with the cumulative total return of the S&P 500 Total Return Index and the NASDAQ Bank Index, and assumes the reinvestment of dividends, if any. The historical stock price performance for our common stock shown on the graph below is not necessarily indicative of future stock performance.

	June 16, 2016	June 30, 2016	September 30, 2016	December 30, 2016
Paragon Commercial Corporation	$100.00	$101.16	$104.86	$126.36
S&P 500	100.00	101.05	104.94	108.96
NASDAQ Bank	100.00	100.22	109.97	141.22

Equity Compensation Plan Information

The information required by Item 201(d) concerning securities authorized for issuance under equity compensation plans is set forth in Item 12 hereof and incorporated by reference herein.

Issuer Purchases of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Part II, Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters.”

Use of Proceeds from Public Offering of Common Stock

On June 15, 2016, our Registration Statement on Form S-1, (File No. 333-211627) was declared effective in connection with our initial public offering, pursuant to which 846,400 shares of common stock were registered, including the exercise of the underwriters’ over-allotment option. Of the shares registered, we sold 845,588 shares of common stock at a price to the public of $34.00 per share for an aggregate price of $28,749,992. The offering closed on June 21, 2016, and, as a result, we received net proceeds of approximately $26.4 million (after underwriters’ discounts and commissions of approximately $1.7 million and additional offering related costs of $615,000). Raymond James & Associates, Inc. acted as the book-running manager for the Offering and Sandler O’Neill & Partners, L.P. acted as co-manager.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 17, 2016. From the effective date of the registration statement through December 31, 2016, we have used the net proceeds from our initial public offering to support the continued growth of Paragon Bank, to retire a bank holding company loan, and for general corporate purposes.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the section captioned "Selected Historical Consolidated Financial Data" on page A-5 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit 13.1. The section captioned "Selected Historical Consolidated Financial Data" on page A-5 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-10 through A-38 of the Annual Report, which section is included in this Form 10-K as Exhibit 13.1. The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages A-10 through A-38 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A-37 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit 13.1. The section captioned "Quantitative and Qualitative Disclosures About Market Risk" on page A- 37 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and supplementary data are set forth on pages A- 39 through A- 91 of the Annual Report, which Annual Report is included in this Form 10-K as Exhibit 13.1. The consolidated financial statements of the Company and supplementary data set forth on pages A- 39 through A- 91 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2016, the last day of the period covered by this Annual Report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016 in ensuring that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is (i) accumulated and communicated to management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Management has not evaluated any changes in the Company’s internal control over financial reporting that occurred during the annual period ended December 31, 2016, due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the sections captioned "2017 Director Nominees," "Executive Officers," "Beneficial Ownership of Our Common Stock,” "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," and "Committees of the Board of Directors" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year End, "Executive Compensation and Other Matters," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the information required by this Item see the section captioned "Beneficial Ownership of Our Common Stock" contained in the Proxy Statement, which section is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2006 Omnibus Stock Ownership and Long Term Incentive Plan	61,125	$45.63	-0-
Employee Stock Purchase Plan (2)	--	--	97,199
Equity compensation plans not approved by security holders	--	--	--
Total	61,125	$45.63	97,199

(1)
The 2006 Omnibus Stock Ownership and Long Term Incentive Plan expired in 2016.
(2)
Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock on the purchase date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the sections captioned "Indebtedness of and Transactions with Management," "Board Leadership Structure,” “Board’s Role in Risk Oversight," and “Director Independence” contained in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the section captioned "Proposal 3 - Ratification of Independent Auditors" contained in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13.1 and incorporated herein by reference)

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets as of December 31, 2016 and 2015

(c) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014

(d) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

(e) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014

(f) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

(g) Notes to Consolidated Financial Statements

15(a)(2) Consolidated Financial Statement Schedules

All schedules have been omitted, as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

15(a)(3) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON COMMERCIAL CORPORATION (Registrant)

Date: March 21, 2017	By:	/s/ Robert C. Hatley
Robert C. Hatley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Hatley	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert C. Hatley		March 21, 2017

/s/ Steven E. Crouse	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Steven E. Crouse		March 21, 2017

/s/ Howard Jung	Chairman of the Board of Directors
Howard Jung		March 21, 2017

/s/ Curtis C. Brewer III	Director	March 21, 2017
Curtis C. Brewer III

/s/ Roy L. Harmon, Jr.	Director
Roy L. Harmon, Jr.		March 21, 2017

/s/ K. Wesley M. Jones	Director
K. Wesley M. Jones		March 21, 2017

/s/ Thomas B. Oxholm	Director
Thomas B. Oxholm		March 21, 2017

/s/ F. Alton Russell	Director
F. Alton Russell		March 21, 2017

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Paragon Commercial Corporation	S-1	333-211627	3.1.1	May 26, 2016

3.1.2	Articles of Amendment of Paragon Commercial Corporation effective June 30, 2008	S-1	333-211627	3.1.2	May 26, 2016

3.1.3	Articles of Amendment of Paragon Commercial Corporation effective February 5, 2009	S-1	333-211627	3.1.3	May 26, 2016

3.1.4	Articles of Amendment of Paragon Commercial Corporation effective May 29, 2014	S-1	333-211627	3.1.4	May 26, 2016

3.1.5	Articles of Amendment of Paragon Commercial Corporation effective June 23, 2014	S-1	333-211627	3.1.5	May 26, 2016

3.2	Bylaws of Paragon Commercial Corporation, as amended	S-1	333-211627	3.2	May 26, 2016

4.1	Form of Common Stock Certificate	S-1	333-211627	4.1	May 26, 2016

10.1*	Paragon Commercial Corporation 2006 Omnibus Stock Ownership and Long Term Incentive Plan	S-1	333-211627	10.1	May 26, 2016

10.2*	Paragon Commercial Corporation Employee Stock Purchase Plan	S-1	333-211627	10.2	May 26, 2016

10.3.1*	Employment Agreement with Robert C. Hatley effective September 1, 2013	S-1	333-211627	10.3.1	May 26, 2016

10.3.2*	First Amendment to Employment Agreement with Robert C. Hatley effective October 27, 2015	S-1	333-211627	10.3.2	May 26, 2016

10.3.3*	Second Amendment to Employment Agreement with Robert C. Hatley, effective December 29, 2016	8-K	—	10.1	January 5, 2017

10.4.1*	Change in Control Agreement with Steven E. Crouse effective March 28, 2013	S-1	333-211627	10.4.1	May 26, 2016

10.4.2*	Amendment of the Change in Control Agreement with Steven E. Crouse effective May 20, 2014	S-1	333-211627	10.4.2	May 26, 2016

10.5.1*	Change in Control Agreement with Matthew C. Davis effective March 28, 2013	S-1	333-211627	10.5.1	May 26, 2016

10.5.2*	Amendment of the Change in Control Agreement with Matthew C. Davis effective May 20, 2014	S-1	333-211627	10.5.2	May 26, 2016

10.6*	Restated Salary Continuation Agreement with Robert C. Hatley, effective January 1, 2017	8-K	—	10.2	January 5, 2017

10.7.1*	Restated Salary Continuation Agreement with Matthew C. Davis, effective January 1, 2017	8-K	—	10.3	January 5, 2017

10.7.2*	Salary Continuation Agreement with Matthew C. Davis, effective January 1, 2017	8-K	—	10.4	January 5, 2017

10.8*	Restated Salary Continuation Agreement with Steven E. Crouse, effective January 1, 2017	8-K	—	10.5	January 5, 2017

10.9*	Endorsement Split-Dollar Agreement with Robert C. Hatley	S-1	333-211627	10.9	May 26, 2016

10.10*	Endorsement Split-Dollar Agreement with Matthew C. Davis	S-1	333-211627	10.10	May 26, 2016

10.11*	Endorsement Split-Dollar Agreement with Steven E. Crouse	S-1	333-211627	10.11	May 26, 2016

10.12	Tax Sharing Agreement, effective as of March 8, 2016, between Paragon Commercial Corporation and Paragon Commercial Bank	S-1	333-211627	10.12	May 26, 2016

10.13	Indenture, dated as of May 18, 2004, between Paragon Commercial Corporation and JPMorgan Chase Bank	S-1/A	333-211627	10.13	June 10, 2016

10.14	Amended and Restated Declaration of Trust of Paragon Commercial Capital Trust I, dated as of May 18, 2004	S-1/A	333-211627	10.14	June 10, 2016

10.15	Guarantee Agreement, dated as of May 18, 2004, between Paragon Commercial Corporation and JPMorgan Chase Bank	S-1/A	333-211627	10.15	June 10, 2016

10.16	Junior Subordinated Indenture, dated as of May 30, 2006, between Paragon Commercial Corporation and Wilmington Trust Company	S-1/A	333-211627	10.16	June 10, 2016

10.17	Amended and Restated Trust Agreement, dated as of May 30, 2006, between Paragon Commercial Corporation, Wilmington Trust Company, and the Administrative Trustees Named Therein	S-1/A	333-211627	10.17	June 10, 2016

10.18	Guarantee Agreement, dated as of May 30, 2006, between Paragon Commercial Corporation and Wilmington Trust Company	S-1/A	333-211627	10.18	June 10, 2016

11.1	Statement Regarding Computation of Per Share Earnings	—	—	—	Filed herewith

12.1	Statement Regarding Computation of Ratios	—	—	—	Filed herewith

13.1	2016 Annual Report of Paragon Commercial Corporation	—	—	—	Filed herewith

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Elliott Davis Decosimo PLLC	—	—	—	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements	—	—	—	Filed herewith

____________________

* Management contract or compensatory plan