Form 10-K/A
period 2016-12-31
Paragon Commercial CORP
filed 2017-04-28
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ___   No   X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes           No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___  No   X

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the original Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”) filed by Paragon Commercial Corporation (the “Registrant”) with the Securities and Exchange Commission (the “SEC”) on March 21, 2017, by inserting the disclosures required under Part III of Form 10-K which the Registrant previously indicated would be incorporated by reference from its definitive proxy statement filed with the Commission.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A.

Except as stated herein, no other revisions are being made to the Registrant’s 2016 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2016 Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and the Registrant’s filings with the Commission subsequent to December 31, 2016.

In this Form 10-K/A, the terms “we,” “us,” “our” and similar terms refer to the Registrant. Our bank subsidiary, Paragon Commercial Bank, is referred to as the “Bank.”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board of Directors currently consists of seven members and is divided into three classes of approximately equal size, the members of which each serve for a staggered three-year term or until a successor has been elected and qualified. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting for a full three-year term.

The name of and certain information regarding each of our current directors is set forth below. This information is based on data furnished to us by directors.

Name	Age	Position(s) with the Company	Director Since	Term Expires
Curtis C. Brewer III	73	Director	2001	2018
Roy L. Harmon, Jr.	62	Director	2004	2019
Robert C. Hatley	66	President, Chief Executive Officer, and Director	2001	2017
K. Wesley M. Jones	59	Director	2010	2019
Howard Jung	70	Chairman of the Board	2001	2017
Thomas B. Oxholm	61	Director	2016	2019
F. Alton Russell	76	Director	2002	2018

Director Biographies and Factors Bearing on Qualifications of Directors

Below each director’s biography is an assessment of the director’s qualifications, attributes, skills, and experience that led us to believe that each director is well-qualified to serve on the Board.

Curtis C. Brewer III — Director

Mr. Brewer has served on the Board since July 2001 and serves on the Company’s audit committee. He has also served as a member of the Board of Directors of Paragon Bank since 1999. From January 2001 until June 2015, Mr. Brewer was the owner of Curtis C. Brewer, III Commercial Real Estate. Mr. Brewer was also a real estate broker with Spectrum Properties Management Company from 1997 until 2002 and Capital Associates Limited Partnership from 1995 until 1997. Prior to Mr. Brewer’s career in real estate, he was employed in the banking industry from 1965 to 1995. From 1972 until 1995 Mr. Brewer was employed at United Carolina Bank, which merged into BB&T Corporation in 1997, and last held the position of Senior Vice President and Regional Executive. Mr. Brewer graduated with a BS degree in business administration from the University of North Carolina at Chapel Hill. We believe Mr. Brewer’s experience as a real estate broker and prior extensive experience in the banking industry make him uniquely qualified to serve as one of our directors.

Roy L. Harmon, Jr. — Director

Mr. Harmon has served as a member of the Board since May 2004. He has also served as a member of the Board of Directors of Paragon Bank since December 2000. Mr. Harmon has extensive prior experience as a director of a financial institution, serving as a director of both Bank of Tennessee and its parent company, BancTenn Corp. Mr. Harmon also has extensive executive experience in banking. He is presently the Chairman and Chief Executive Officer of Bank of Tennessee and Vice Chairman and Executive Vice President of BancTenn Corp, where he has been employed since September 1991. Mr. Harmon graduated with an accounting degree from the University of Tennessee, Knoxville. He has been a certified public accountant since 1976. We believe Mr. Harmon’s extensive experience in the commercial banking industry and as a CPA brings to the Board important skills and qualify him to serve as one of our directors.

Robert C. Hatley — President, Chief Executive Officer, and Director

Mr. Hatley founded Paragon Bank in August 1998 and has been the President, Chief Executive Officer and a director since this time. He also serves as the President, Chief Executive Officer and a director of the Company. Mr. Hatley began his banking career at Wachovia Bank. Over the course of his fourteen years with Wachovia, Mr. Hatley served as a field representative, a credit manager, a branch manager, and a city executive. From 1994 to 1998, Mr. Hatley was Regional Market Manager for Wake County, RBC Centura (now PNC Bank). Prior to this, during the period from 1989 to 1994, Mr. Hatley was the City Executive for Cary, North Carolina, RBC Centura. Mr. Hatley graduated with a BS in Business Administration from Appalachian State University. We believe Mr. Hatley’s extensive banking experience brings to the Board important skills and qualify him to serve as one of our directors.

K. Wesley M. Jones — Director

Mr. Jones has served as a member of the Board since 2010 and serves on the Company’s compensation committee. He has also served as a member of the Board of Directors of Paragon Bank since 2008. Currently, Mr. Jones is the Managing Partner of FiveOaks Capital, LLC, a private investment firm, in Charlotte, North Carolina, a position he has held since September 2001. Since 2006, Mr. Jones has been a director and the Chairman of Edison Nation Holdings, LLC. Mr. Jones attended the University of Tennessee. We believe Mr. Jones’s extensive experience in the capital markets and private investment industry brings to the Board important skills and qualify him to serve as one of our directors.

Howard Jung — Chairman of the Board

Mr. Jung has served as Chairman of the Bank’s Board of Directors since 1999 and as Chairman of the Company’s Board of Directors since 2001. He serves on the Company’s audit, compensation, and nominating and corporate governance committees. Mr. Jung has extensive prior experience as a corporate director, having served as a director of the Ace Hardware Corporation from 1987 to 1996 and as Chairman of the Board at Ace Hardware Corporation from 1998 to 2003. Mr. Jung also has extensive executive experience in business. He owned and served as Vice President of Ace Hardware Stores, Inc. in Raleigh, North Carolina from 1997 to 2016. Mr. Jung graduated with a Bachelor of Science degree in Biology from the University of Illinois. We believe Mr. Jung’s extensive experience in executive management and business ownership brings to the Board important skills and qualify him to serve as one of our directors.

Thomas B. Oxholm — Director

Mr. Oxholm has served as a member of the Board of Directors of Paragon Bank since February 2004 and as a member of the Company’s Board since January 2016. He serves on the Company’s audit committee and the nominating and corporate governance committee. Mr. Oxholm has extensive prior experience as a director, serving on the board of directors for WakeMed Health and Hospitals from May 2003 until May 2013, where he was Chairman from 2011 until 2013. He was elected to and served on the Wake County Board of Education from 1999 until 2003, serving as finance committee chairman. He currently serves on the governing body of WakeMed Key Community Care, LLC and on the board of directors of the Public School Forum of North Carolina, Inc. Mr. Oxholm also has extensive executive experience in business. After nine years with KPMG, since 1986, Mr. Oxholm has been with Wake Stone Corporation as its Vice President - Finance and Administration. Mr. Oxholm graduated with a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill in 1976. He has been a certified public accountant since 1979. We believe Mr. Oxholm’s extensive business experience, particularly in the areas of audit and finance, and as a CPA, bring to the Board important skills and qualify him to serve on our Board.

F. Alton Russell — Director

Mr. Russell joined the Board in December 2012. He serves on the Company’s compensation committee and the nominating and corporate governance committee. He has also served as a member of the Board of Directors of Paragon Bank since 2002. Mr. Russell is retired. From October 1983 to his retirement in June 2016, Mr. Russell served as Chairman and Counsel for the Title Company of North Carolina headquartered in Raleigh with offices in seven locations across the state. Mr. Russell was also the Senior Vice President of Old Republic National Title Insurance Company, a position he held from 1995 until his retirement in June 2016. Mr. Russell graduated with a BS degree in Business Administration from the Kenan-Flagler Business School at the University of North Carolina and holds a Juris Doctor degree from the University of North Carolina School of Law. We believe Mr. Russell’s extensive legal experience in banking and title companies brings to the Board important skills and qualify him to serve as one of our directors.

Executive Officers

The following table sets forth certain information regarding the Company’s current executive officers.

Name	Age	Position	Business Experience
Robert C. Hatley	66	President and Chief Executive Officer
Founded Paragon Bank in August 1998 and has been the President, Chief Executive Officer and a director since this time. He also serves as the President, Chief Executive Officer and a director of the Company. Mr. Hatley began his banking career at Wachovia Bank. Over the course of his fourteen years with Wachovia, Mr. Hatley served as a field representative, a credit manager, a branch manager, and a city executive. From 1994 to 1998, Mr. Hatley was Regional Market Manager for Wake County, RBC Centura (now PNC Bank). Prior to this, during the period from 1989 to 1994, Mr. Hatley was the City Executive for Cary, North Carolina, RBC Centura. Mr. Hatley graduated with a BS in Business Administration from Appalachian State University.

Steven E. Crouse	52	Executive Vice President and Chief Financial Officer
Joined Paragon Bank as Executive Vice President and Chief Financial Officer in July 2005. He also serves as Executive Vice President and Chief Financial Officer of the Company. He has extensive financial experience, including as Senior Vice President, Finance and Chief Accounting Officer at Capital Bank in Raleigh from 1998 through 2005. Prior to that, Mr. Crouse spent eight years in public accounting at McGladrey & Pullen. Since 1990, Mr. Crouse has been a North Carolina State Board Certified Public Accountant. Mr. Crouse graduated with a BA in both Accounting and Business Management from North Carolina State University.

Matthew C. Davis	50	Executive Vice President and Chief Operating Officer
Executive Vice President and Chief Operating Officer at the Company and Paragon Bank, a position he has held since December 2012. He served as the Company’s Chief Credit Officer from June 2002 to December 2012. Prior to joining the Company, Mr. Davis was Vice President, Commercial Lending from 1996 through 1998 at RBC Centura Bank, which is now PNC Bank, National Association, in Cary, North Carolina. Before PNC Bank, Mr. Davis served as Assistant Vice President, Corporate Banking, from 1994 through 1996 at Wachovia Bank, which is now Wells Fargo & Company, in Charlotte, North Carolina. Mr. Davis graduated with a BA degree in Business Management and an MS in Management from North Carolina State University.

Code of Ethics

The Board has adopted a Code of Ethics and Business Conduct, which applies to our directors and executive officers, and, among other things, is intended to promote:

●
honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
●
full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications we make;
●
compliance with applicable governmental laws, rules and regulations;
●
the protection of our assets, including corporate opportunities and confidential information;
●
fair dealing practices;
●
the deterrence of wrongdoing; and
●
accountability for adherence to the Code of Ethics and Business Conduct.

A copy of the Code of Ethics and Business Conduct is posted in the investor relations section of the Company’s website at www.paragonbank.com.

Director Relationships

No director is a director or nominee of a corporation with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any corporation registered as an investment company under the Investment Company Act of 1940.

There are no family relationships among the Company’s directors and executive officers.

Audit Committee

The Board has a standing audit committee. The current members of the audit committee are Messrs. Brewer, Jung and Oxholm. All members of the audit committee are independent under applicable Nasdaq listing standards and SEC rules and regulations. The audit committee met three times during our 2016 fiscal year. The audit committee is responsible for the following, among other things:

●
appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attest services;
●
reviewing and approving, in advance, all audit and non-audit services to be performed by the independent registered public accounting firm, taking into consideration whether the registered public accounting firm’s provision of non-audit services to us is compatible with maintaining the independent registered public accounting firm’s independence;

●
reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;
●
establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;
●
investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the audit committee deems necessary;
●
determining compensation of the independent registered public accounting firm and of advisors hired by the audit committee and ordinary administrative expenses;
●
reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements prior to their release;
●
monitoring and evaluating the independent registered public accounting firm’s qualifications, performance, and independence on an ongoing basis;
●
reviewing reports to management prepared by the internal audit function, as well as management’s response;
●
reviewing and assessing the adequacy of the formal written charter on an annual basis;
●
reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis; and
●
handling such other matters that are specifically delegated to the audit committee by the Board from time to time.

The Board has determined that Thomas B. Oxholm satisfies the requirements for independence and financial literacy under the rules and regulations of Nasdaq and the SEC, and that he qualifies as an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC. The designation does not impose on Mr. Oxholm any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission (the “SEC”) regarding the amount of, and changes in, their beneficial ownership of the Company’s common stock. Based upon a review of copies of reports received by the Company, all required reports of directors and executive officers of the Company during 2016 were filed on a timely basis. Through February 28, 2017, one Form 4 reporting the February 22, 2017 purchase of 24 shares of common stock by Triangle Market President Brian K. Reid was filed late on February 28, 2017.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table shows all cash and non-cash compensation paid to or received or deferred by Robert C. Hatley, Steven E. Crouse, and Matthew C. Davis, who we refer to as our “named executive officers,” for services rendered to us and the Bank in all capacities during the fiscal years ended December 31, 2016 and 2015. Compensation paid to our named executive officers consisted of cash salary, bonus, stock awards, non-equity incentive plan compensation paid in cash, and other compensation as detailed in the footnotes provided.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation(3)	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Robert C. Hatley President and Chief Executive Officer	2016	$425,000	$92,385	$69,073	--	$132,165	--	$50,841(4)	$769,464
	2015	412,000	15,235	40,000	--	149,765	--	42,980(5)	659,980
Steven E. Crouse Executive Vice President and Chief Financial Officer	2016	$241,500	$64,899	$29,429	--	$75,101	--	$35,408(6)	$446,337
	2015	230,000	11,393	17,260	--	83,607	--	30,738(7)	372,998
Matthew C. Davis Executive Vice President and Chief Operating Officer	2016	$241,500	$64,899	$29,429	--	$75,101	--	$28,456(8)	$439,385
	2015	230,000	11,393	17,260	--	83,607	--	22,971(9)	365,231
____________
(1)	Represents discretionary cash bonus earned for performance in the year indicated, which was paid to the named executive officer in the following year.
(2)
The assumptions used in estimating the fair value of restricted stock awards are set forth in Note 10 to the Company’s audited consolidated financial statements as of December 31, 2016 and 2015. Additional information regarding outstanding stock awards is contained in the table entitled “Outstanding Equity Awards at Fiscal Year-End” on page 12.

(3)	See “Nonequity Incentive Compensation” below for more information.

(4)
Includes $15,900 in 401(k) matching contributions; $3,512 of taxable benefit in connection with a split-dollar life insurance arrangement; $5,499 related to personal use of a Company-owned automobile; $12,036 in club dues; and $13,894 in insurance premiums (life, medical, dental, disability, and accidental death and dismemberment).

(5)
Includes $15,900 in 401(k) matching contributions; $3,103 of taxable benefit in connection with a split-dollar life insurance arrangement; $5,055 related to personal use of a Company-owned automobile; $12,417 in club dues; $4,800 in health insurance premiums; $1,489 in life insurance premiums; and $216 in accidental death and dismemberment insurance premiums.

(6)
Includes $15,900 in 401(k) matching contributions; $933 of taxable benefit in connection with a split-dollar life insurance arrangement; $6,300 in club dues; and $12,275 in insurance premiums (life, medical, dental, disability, and accidental death and dismemberment).

(7)
Includes $15,900 in 401(k) matching contributions; $1,288 of taxable benefit in connection with a split-dollar life insurance arrangement; $6,060 in club dues; $6,411 in health insurance premiums; $943 in life insurance premiums; and $137 in accidental death and dismemberment insurance premiums.

(8)
Includes $14,457 in 401(k) matching contributions; $697 of taxable benefit in connection with a split-dollar life insurance arrangement; and $13,302 in insurance premiums (life, medical, dental, disability and accidental death and dismemberment).

(9)
Includes $13,800 in 401(k) matching contributions; $733 of taxable benefit in connection with a split-dollar life insurance arrangement; $7,472 in health insurance premiums; $844 in life insurance premiums; and $122 in accidental death and dismemberment insurance premiums.

Employment Agreement

The Company and the Bank entered into an employment agreement with Robert C. Hatley on September 1, 2013, which was amended on October 27, 2015 and December 29, 2016. The employment agreement’s initial term concluded on December 31, 2016, and automatically extends for one additional year upon expiration of the initial term and any subsequent term, unless the Board determines not to extend the term. The employment agreement establishes the terms and conditions of Mr. Hatley’s employment relationship, including his initial base salary, and also provides for certain fringe benefits, such as use of an automobile, payment of certain club dues and reimbursement of reasonable business expenses. Mr. Hatley’s annual base salary for 2017 is set at $455,000. Mr. Hatley is also entitled to participate in any and all officer or employee compensation, bonus, incentive, and benefit plans, including plans providing pension, medical, dental, disability, and group life benefits.

The employment agreement may be terminated by the Company or the Bank with or without “cause” (as defined in the employment agreement). The employment agreement provides for severance benefits after either involuntary termination without cause or voluntary termination with “good reason” (as defined in the employment agreement), as well as benefits that become payable after a “change in control” (as defined in the employment agreement). Severance benefits are not payable for involuntary termination with cause or for voluntary termination without good reason. In the event of termination as a result of Mr. Hatley’s death during active service to the Company or the Bank, the Company and the Bank would provide, without cost, continued health care coverage to Mr. Hatley’s family for one year.

In the event of termination due to disability, Mr. Hatley will be entitled to (a) his base salary and all perquisites and other benefits (other than bonus) until he becomes eligible for benefits under any disability plan or insurance program and (b) any unpaid bonus or incentive compensation earned or accrued through the date of incapacity, including any unvested amounts awarded for previous years.

If Mr. Hatley’s employment terminates involuntarily without cause or voluntarily but with good reason and either such termination is a separation from service (as defined in the employment agreement), then Mr. Hatley will receive his base salary for the remaining term of the employment agreement and reasonable outplacement expenses in the discretion of the Board. Good reason for voluntary termination will exist if specified adverse changes in Mr. Hatley’s employment circumstances occur without his consent, such as a material diminution of his base salary, authority, duties, or responsibilities or a material change in the geographic location at which he must perform services for the Company or the Bank. Whether termination is involuntary without cause or voluntary but with good reason, Mr. Hatley will continue to receive his life and medical insurance benefits, at the expense of the Company or the Bank, until the first to occur of (a) Mr. Hatley’s return to employment at the Company, the Bank or another employer, (b) Mr. Hatley’s attainment of age 65, (c) Mr. Hatley’s death, or (d) a period of 18 months has elapsed since the date of termination.

Mr. Hatley will be entitled to an undiscounted lump-sum cash payment equal to 2.99 times his annual compensation if a change in control occurs while Mr. Hatley’s employment agreement is in effect.

Under the employment agreement, the Company and Bank agree to nominate Mr. Hatley for election as a director of the Company as is necessary for him to remain a director of the Company and that the Board of both the Company and the Bank shall undertake every lawful effort to ensure Mr. Hatley also remains a director of the Bank. Mr. Hatley also agrees to not compete directly or indirectly with the Company or the Bank for 24 months following termination of the employment agreement voluntarily by Mr. Hatley or for cause by the Company or the Bank.

Change in Control Agreements

The Company and the Bank entered into change-in-control agreements with each of Steven E. Crouse and Matthew C. Davis on March 28, 2013, as amended on May 20, 2014. The change in control agreements have an initial term that concluded on March 31, 2014, and automatically extend for one additional year upon expiration of the initial term and any subsequent term, unless the Board determines not to extend the term.

The change-in-control agreements provide that if a “change in control” (as defined in the change-in-control agreements) occurs during the term of the agreements and, within one year of such change in control, the applicable officer is terminated involuntarily without “cause” (as defined in the change-in-control agreements) or voluntarily with “good reason” (as defined in the change-in-control agreements), then the affected officer will be entitled to certain severance benefits, including a payment of 2.0 times annual compensation (paid in 18 equal monthly installments), continued life, health and disability insurance coverage for such officer and his family for the year following the termination unless such officer becomes employed by another employer first, and a cash bonus equal to any contribution that would have been made under any 401(k), retirement or profit-sharing plan had the termination not occurred before the end of the plan year. Good reason for voluntary termination will exist if specified adverse changes occur with respect to the employment circumstances of Mr. Crouse or Mr. Davis without their consent, such as a material reduction in base salary, benefits, duties or responsibilities, or a 25-mile change in the geographic location at which the officer must perform services for the Company. Mr. Crouse and Mr. Davis, respectively, will not be entitled to severance benefits if such officer (a) dies or becomes “totally disabled” (as defined in the change-in-control agreements) while actively employed by the Company or the Bank or (b) is terminated for cause.

Salary Continuation and Endorsement Split Dollar Agreements

The Bank has entered into amended and restated salary continuation agreements with each of Messrs. Hatley, Crouse and Davis. Each salary continuation agreement entitles the applicable officer to certain benefits upon a termination of the officer’s employment, unless such termination is for “cause” (as defined in the salary continuation agreements). The amount of the benefit payments and the timing of such payments vary depending on various factors, including, among other things, whether the termination of employment was voluntary or involuntary, whether such officer’s employment was terminated within 24 months after a change in control of the Company, and whether such officer had attained the age of 65 at the time the officer’s employment is terminated.

Under the salary continuation agreements, assuming an officer remains employed through his normal retirement age, which is 65 years old under the agreements, the officer will be entitled to an annual benefit payment, paid in equal monthly installments, for a period of 20 years. The annual benefit payment is $120,000 for Mr. Hatley, $132,000 for Mr. Crouse, and $100,000 for Mr. Davis, and such payments would commence following the termination of the officer’s employment. Pursuant to the terms of the salary continuation agreements, however, an officer is not entitled to benefit payments if the officer’s termination of employment is a termination with “cause” (as defined in the applicable agreement). Additionally, the amount of the annual benefit payment differs if the officer is terminated prior to reaching normal retirement age, as the aggregate amount paid over the 20-year period will be limited to the accrual balance as of the month end prior to the termination of employment. The only exception to the reduction in the annual benefit payment for an early termination would be in a change in control scenario. If the applicable officer has a separation from service that is an involuntary termination without cause or a voluntary termination with “good reason” (as defined in the salary continuation agreement), in either case within the 24-month period following a change in control, then the officer would still be entitled to the full annual benefit payment. The commencement of annual benefit payments in an early termination scenario (i.e., termination prior to normal retirement age) will be delayed until the officer reaches the age of 65, even if termination is following a change in control. Payments owed under the salary continuation agreements will be paid out in a lump sum to the designated beneficiary if the officer dies prior to receiving all payments to which the officer is entitled under the agreement.

On December 29, 2016, the Bank also entered into an additional salary continuation agreement with Mr. Davis. The terms of the agreement are similar to those described above. The annual benefit payment is $32,000. The accrued benefit vests over a period of ten years from January 1, 2017. The initial vesting date is December 31, 2022. If separation from service occurs before the initial vesting date, then Mr. Davis is 0% vested in the accrued benefit. Twenty percent of the accrued benefit vests on each of December 31, 2022, 2023, 2024, 2025, and 2026. Mr. Davis will be fully vested if separation from service occurs on or after December 31, 2026.

The foregoing summary description of the amended and restated salary continuation agreements is not complete and is qualified in its entirety by reference to the full agreements.

The Bank entered into endorsement split dollar agreements with each of Messrs. Hatley, Crouse and Davis on July 1, 2007. The endorsement split dollar agreements grant each officer the right to designate one or more beneficiaries for a portion of the death benefits payable under Bank-owned insurance policies on their lives. The Bank is responsible for paying all premiums due for each such policy. Upon the death of Messrs. Hatley, Crouse or Davis, provided such death occurs prior to separation from service (as defined in the salary continuation agreements), the designated beneficiary will be entitled to the lesser of (x) a portion of the net death proceeds equal to 60% of the “accrual balance” required at “normal retirement age” (as each term is defined in the salary continuation agreements) and (y) 100% of the net death proceeds, which amount will be payable by the insurer to the designated beneficiary. The term “net death proceeds” means the total death proceeds of the applicable officer’s life insurance policy minus such policy’s cash surrender value. The policy cash surrender value and the portion of the net death proceeds not payable to the deceased officer’s beneficiary are payable in their entirety to the Bank.

Nonequity Incentive Compensation

Our named executive officers are eligible for cash incentive payments. The amount of compensation depends on the Bank’s performance for the fiscal year in three metrics: net income, loan growth and local deposit growth. The compensation committee sets a target amount for each of these metrics. The named executive officers become eligible for incentive payment if the Bank’s results are at a threshold level representing 90% of the target amounts set by the compensation committee. At the threshold level, the named executive officers are eligible for payments equal to 12.5% of their annual salaries. The amount of the incentive payments increases proportionally as the Bank’s performance relative to the target amounts improves. If the Bank achieves the target amounts, then the named executive officers are eligible for payments equal to 25% of their annual salaries. If the Bank’s performance exceeds the target amounts by 25% or more, then the named executive officers are eligible for payments of 50% of their annual base salaries. The maximum amount of incentive compensation payable to any named executive officer for a given fiscal year is 50% of his annual salary.

2006 Omnibus Stock Incentive Plan

The shareholders of the Company approved the 2006 Omnibus Stock Incentive Plan at the 2006 annual meeting of shareholders. The 2006 Omnibus Plan authorizes the issuance of awards covering up to 312,500 shares of the Company’s common stock. The awards may be issued in the form of incentive stock option grants, non-qualified stock option grants, restricted stock grants, long-term incentive compensation units, or stock appreciation rights. The purpose of the Omnibus Plan is to increase the performance incentive for employees and directors of the Company, to encourage the continued employment of current employees, and to attract new employees and directors by facilitating their purchase of the common stock of the Company. The Omnibus Plan is administered by the compensation committee. Each grant under the Omnibus Plan is evidenced by a written agreement between the Company and the optionee/participant.

The 2006 Omnibus Plan expired in 2016 and no additional awards may be granted under the plan.

Options. The Company receives no monetary consideration for the granting of an option. The consideration, if any, that the Company receives from the granting of such stock options is the further dedication of its employees and directors in the performance of their responsibilities, duties and functions on behalf of the Company. Upon the exercise of options, the Company receives payment in the form of cash, shares of the common stock of the Company or both from the optionee in exchange for shares issued.

Incentive stock option grants. Options may be granted under the Omnibus Plan with the intention to qualify them as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (“ISOs” and each an “ISO”). Under the Internal Revenue Code, ISOs may only be granted to eligible employees of the Company and afford favorable tax treatment to recipients upon compliance with certain restrictions but do not result in tax deductions to the Company.

Employees of the Company are eligible to receive an ISO grant under the Omnibus Plan at no cost to them at the grant date. The exercise price for options granted pursuant to the Omnibus Plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. No ISO will be exercisable more than ten years after the date of its grant. In the case of an employee who owns more than 10% of the shares of the common stock of the Company at the time the ISO is granted, the option price may not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the ISO shall not be exercisable for more than five years from the date of its grant. The optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution. In the event that a participant ceases to serve as an employee of the Company for the reason of retirement, an exercisable ISO will continue to be exercisable for three months but in no event after ten years from the date of its grant. In the event of the disability or in the event of the death of an optionee during such service or within three months following retirement, an exercisable ISO will continue to be exercisable for 12 months from the date of disability or death to the extent it was exercisable by the optionee immediately prior to disability or death. The compensation committee, in its discretion, determines the vesting schedule of the ISOs for each employee.

Subject to alternative minimum tax rules under the Internal Revenue Code, a recipient of an ISO grant will not be taxed upon either the grant of the ISO or on the date he or she exercises the ISO. Unless subject to the alternative minimum tax, a recipient will be taxed only upon the sale of the stock underlying the ISO and will be taxed on the difference between the option price and the sales price of the stock. The taxable amount will be treated as capital gain. In order to receive this favorable tax treatment, optionees may not exercise such options until the expiration of a one-year waiting period from the date of the grant and may not dispose of any shares acquired pursuant to the exercise of stock options for two years from the date of the grant. If the federal tax requirements are satisfied, the Company will receive no corresponding deduction for any portion of the ISO.

Non-statutory stock option grants. Options may be granted under the Omnibus Plan that do not qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code and do not afford favorable tax treatment to recipients (“NSSOs” and each an “NSSO”). Directors and employees of the Company are eligible to receive NSSO grants under the Omnibus Plan. NSSO grants under the Omnibus Plan do result in tax deductions to the Company.

Directors and employees of the Company are eligible to receive a NSSO grant under the Omnibus Plan at no cost to them other than the option exercise price. The options must be exercised within ten years from the date of grant. In the event a participant ceases to serve as a director or employee of the Company for any reason other than cause, as defined in the Omnibus Plan, an exercisable NSSO will continue to be exercisable upon the terms and conditions contained in the grant. Termination for cause will terminate the NSSO. In the event of the death of a participant during his or her service with the Company, an exercisable NSSO will continue to be exercisable for 12 months from the date of death to the extent it was exercisable by the participant immediately prior to death.

A recipient of an NSSO grant under the Omnibus Plan will not be taxed upon the grant of the option. Upon the date he or she exercises the NSSO, the recipient will have taxable ordinary income on the difference between the option price and the fair market value of the stock on the date of exercise. The Company receives a tax deduction for any amount recognized by the recipient as ordinary income.

Restricted stock grants. Restricted stock may be granted under the Omnibus Plan to directors and employees of the Company. Restricted stock grants under the Omnibus Plan do result in tax deductions to the Company. Directors and employees of the Company are eligible to receive a restricted stock grant under the Omnibus Plan at no cost to them unless the compensation committee specifies a purchase price in the grant. In the event that a participant does not satisfy any conditions specified in the grant, some or all of the restricted stock will be forfeited.

A recipient of a restricted stock grant under the Omnibus Plan may elect to be taxed upon the grant of the restricted stock in an amount equal to the fair market value of the stock on the date of grant. Otherwise, the recipient will be taxed upon the grant of the restricted stock in an amount equal to the fair market value of the stock on the date that any conditions on the grant end. The Company receives a tax deduction for the amount recognized by the recipient as ordinary income.

Long-term incentive compensation units. Long-term incentive compensation units may be granted under the Omnibus Plan to eligible employees of the Company. Long-term incentive compensation units may consist of stock and cash. Long-term incentive compensation units under the Omnibus Plan do result in tax deductions to the Company. Employees of the Company are eligible to receive a grant of long-term incentive compensation units under the Omnibus Plan at no cost to them. Long-term incentive compensation units are distributed only after the end of a performance period established by the compensation committee. In the event that the conditions specified for the performance period are not satisfied, part or all of the long-term incentive compensations units will be forfeited. In the event of death, disability or retirement of a unit recipient prior to the end of a performance period, a pro rata number of the units will be distributed. In the event that a unit recipient terminates his or her status as an employee prior to the end of the performance period, all of the long-term incentive compensation units will be forfeited.

A recipient of a grant of long-term incentive compensation units under the Omnibus Plan will be taxed upon the value of the stock portion of the unit in an amount equal to the fair market value of the stock at the date that the shares are issued after the end of the performance period. The Company receives a tax deduction for the amount recognized by the recipients as ordinary income.

Stock appreciation rights. Stock appreciation rights may be granted under the Omnibus Plan to employees of the Company. A recipient of a grant of a stock appreciation right is entitled to a payment of the difference between the initial base value of the right (as established in the grant) and the fair market value of a number of shares of stock (also established in the grant) at the date of the exercise of the stock appreciation right. Stock appreciation rights under the Omnibus Plan do result in tax deductions to the Company. Employees of the Company will be eligible to receive a grant of stock appreciation rights under the Omnibus Plan at no cost to them. The stock appreciation rights must be exercised within the period specified in the grant, which may not exceed ten years from the date of grant.

A recipient of stock appreciation rights under the Omnibus Plan will not be taxed upon the grant of the stock appreciation right. Upon the date he or she exercises the stock appreciation rights, the recipient will have taxable ordinary income on the difference between the stock appreciation right initial base value and the fair market value of the stock on the date of exercise. The Company receives a tax deduction for any amount recognized by the recipient as ordinary income.

2016 and 2015 Restricted Stock Grants

On April 1, 2015, we awarded 2,000 restricted shares of the Company’s common stock to Mr. Hatley, 863 shares to Mr. Crouse and 863 shares to Mr. Davis. These awards were made under our 2006 Omnibus Stock Ownership and Long Term Incentive Plan. The restricted shares are subject to an obligation to forfeit and surrender the shares to the Company upon the occurrence of certain events. These events are referred to as forfeiture restrictions. The restricted shares may not be sold or otherwise transferred while the forfeiture restrictions are in place. The forfeiture restrictions with respect to 100% of the restricted shares awarded will lapse on April 1, 2018, provided that the officer has continuously served as our employee from April 1, 2015 until April 1, 2018. After April 1, 2018, the shares may be transferred and will no longer be subject to the forfeiture restrictions.

In the event the officer’s employment is terminated for any reason prior to April 1, 2018, the officer will forfeit all of his restricted shares to the Company on the date of the officer’s termination of service with the Company. If there is a change in control transaction involving the Company prior to April 1, 2018, the forfeiture restrictions will immediately lapse. A change in control transaction is defined as the dissolution or liquidation of the Company; a reorganization, merger or consolidation of the Company as a result of which the outstanding securities of the Company are changed into or exchanged for cash or property or securities not of the Company’s issue; or a sale of all or substantially all of the assets of the Company to, or the acquisition of stock representing more than 25% of the voting power of the capital stock of the Company then outstanding by, another corporation, trust, limited liability company, bank, entity or person, other than pursuant to a merger in which the Company is the surviving entity. In addition, the Board or the compensation committee has the right to accelerate the vesting of the restricted shares at any time.

On April 1, 2016, we awarded 2,563 restricted shares of the Company’s common stock to Mr. Hatley; 1,092 shares to Mr. Crouse; and 1,092 shares to Mr. Davis. The forfeiture restrictions with respect to these shares will lapse on April 1, 2019, provided that the officer has continuously served as our employee from April 1, 2016 until April 1, 2019. The terms of the 2016 awards are otherwise substantially identical to the terms of the 2015 awards described above, except that the operative date is April 1, 2019 rather than April 1, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding vested and unvested incentive stock options and restricted stock granted to the named executive officers and outstanding as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Robert C. Hatley	5,000	-0-	48.00	February 1, 2017	5,563(2)	243,214
	5,000	-0-	43.20	June 18, 2018

Steven E. Crouse	2,875	-0-	48.00	February 1, 2017	1,955(3)	85,473
	2,875	-0-	43.20	June 18, 2018

Matthew C. Davis	2,750	-0-	48.00	February 1, 2017	1,955(3)	85,473
	2,750	-0-	43.20	June 18, 2018
 ____________
(1)	Market value based on the closing price of a share of the Company’s common stock on the last trading day of 2016.

(2)	The vesting schedule for these shares of restricted stock is as follows:

Date	Number of Shares Vesting
September 1, 2017	500
April 1, 2018	2,000
September 1, 2018	500
April 1, 2019	2,563

(3)	The vesting schedule for these shares of restricted stock is as follows:

Date	Number of Shares Vesting
April 1, 2018	863
April 1, 2019	1,092

Employee Stock Purchase Plan

In 2015, our shareholders approved the Paragon Commercial Corporation Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), pursuant to which 200,000 shares (subject to adjustment as described below) of the Company’s common stock were made available for purchase by employees of the Company or the Bank who meet certain basic criteria. The Employee Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” pursuant to section 423 of the Internal Revenue Code. The purposes of the Employee Stock Purchase Plan are: (i) to provide eligible employees of the Company and the Bank with a convenient means of acquiring an equity interest in the Company; (ii) to enhance employees’ sense of participation in the affairs of the Company and the Bank; and (iii) to provide an incentive for employees’ continued employment with the Company and the Bank.

Participation in the Employee Stock Purchase Plan is open to any employee of the Company or the Bank: (i) who has been employed by the Company or the Bank for at least three consecutive months; (ii) who is a full-time employee (customarily employed for more than twenty hours per week and more than five months per year); (iii) who does not beneficially own 5% or more of the Company’s common stock (and who would not own 5% or more of the Company’s common stock upon the acquisition of shares pursuant to the Employee Stock Purchase Plan); and (iv) who is not an independent contractor of the Company or the Bank.

Under the terms of the Employee Stock Purchase Plan, employees meeting these criteria (“Eligible Employees”) are granted an option to purchase a number of shares of the Company’s common stock based on the ratio that the employee’s annual rate of compensation bears to the aggregate annual base compensation paid to all Eligible Employees. The exercise price for options granted under the Employee Stock Purchase Plan is 95% of the fair market value of the shares underlying such options. The Employee Stock Purchase Plan provides for a payroll deduction program under which any Eligible Employee may, at his or her written instruction, specify that a pre-determined portion of such Eligible Employee’s salary or wages be deducted and applied toward the purchase of shares of the Company’s common stock in accordance with the terms of the Employee Stock Purchase Plan.

Although participation in the Employee Stock Purchase Plan is open to any Eligible Employee, the exercise of options granted under the Employee Stock Purchase Plan is entirely at such employee’s discretion. Any option granted under the Employee Stock Purchase Plan that is not exercised prior to its expiration date immediately terminates and is of no further force or effect. Furthermore, the termination of an Eligible Employee’s employment with the Company or the Bank for any reason (including, but not limited to, retirement or death) or a change in employment status which results in an employee’s failure to qualify as an “Eligible Employee” under the terms of the Employee Stock Purchase Plan results in the termination of such employee’s participation in the Employee Stock Purchase Plan. Any Eligible Employee may file a written designation of beneficiary with the Company, in which such employee may designate the person or persons who are to receive any unallocated cash or shares of the Company’s common stock remaining in such employee’s account upon death.

As required by the Internal Revenue Code, no Eligible Employee may purchase stock under the Employee Stock Purchase Plan at a rate which, when aggregated with his or her other rights to purchase the Company’s common stock, exceeds $25,000 in fair market value per year. Employee’s rights under the Employee Stock Purchase Plan are nonassignable. Furthermore, each employee participating in the Employee Stock Purchase Plan is required to furnish written notice to the Company in the event that such employee disposes of shares acquired under the Employee Stock Purchase Plan within two years of the date of grant of the options or within one year of the date on which such shares were actually acquired.

In the event of increases, decreases or changes in the Company’s outstanding common stock resulting from a stock dividend, recapitalization, reclassification, stock split, consolidation, combination or similar event, or resulting from an exchange of shares or merger or other reorganization in which the Company is the surviving entity, then the Board shall make equitable proportionate adjustments in the aggregate number and kind of shares of the Company’s common stock available for issuance, options and exercise prices under the Employee Stock Purchase Plan.

Director Compensation

Board Fees. During the fiscal year ended December 31, 2016, each non-employee director received a fee of $500 per Bank board meeting attended and $300 per Bank committee meeting attended. For service as a directors of the Bank, each director also received an annual retainer of $40,000. Committee chairs received an additional annual retainer of $2,500 ($5,000 for the chairs of the Compensation Committee and the Audit Committee) and the chairman of the Board received an additional annual retainer of $5,000. Non-employee directors also received an annual retainer of $15,000 for serving on the Company’s Board.

2006 Omnibus Stock Ownership and Long Term Incentive Plan. Directors are eligible to receive awards under the Company’s 2006 Omnibus Stock Ownership and Long Term Incentive Plan. The awards may be issued in the form of stock options, restricted stock, restricted stock units or stock appreciation rights.

The following table presents a summary of all compensation paid by the Company to its non-employee directors for their service during the year ended December 31, 2016. Directors of the Company who are also employees are not separately compensated for their service on the Board.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Curtis C. Brewer III	$66,600	$--	--	--	--	--	$66,600
Roy L. Harmon, Jr.	46,900	--	--	--	--	--	46,900
K. Wesley M. Jones	62,600	--	--	--	--	--	62,600
Howard Jung	76,300	--	--	--	--	--	76,300
Thomas B. Oxholm	67,250	--	--	--	--	--	67,250
F. Alton Russell	66,500	--	--	--	--	--	66,500
____________
(1)
At December 31, 2016, the following restricted stock awards were outstanding: Mr. Brewer – 1,000 shares; Mr. Harmon – 1,000 shares; Mr. Jones – 1,000 shares; Mr. Jung – 1,000 shares; Mr. Oxholm – 1,000 shares; and Mr. Russell – 1,000 shares.

(2)
At December 31, 2016, the following option awards were outstanding: Mr. Brewer – 1,875 shares; Mr. Harmon – 1,875 shares; Mr. Jones – 0 shares; Mr. Jung – 1,875 shares; Mr. Oxholm – 1,875 shares; and Mr. Russell – 1,875 shares.

Compensation Committee Interlocks and Insider Participation

None of the current members of our compensation committee is or has been an officer or employee of our Company. None of our executive officers currently serve, or in the past year has served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) or as a director of any entity that has one or more executive officers serving on our compensation committee or our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Our Common Stock

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2017 for:

●
each of our named executive officers;
●
each of our directors;
●
all of our named executive officers and directors as a group; and
●
each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 25, 2017 pursuant to the exercise of options, warrants or other rights, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The table below calculates the percentage of beneficial ownership of our common stock based on 5,452,088 shares of common stock outstanding as of April 25, 2017.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders. The address for each director and executive officer listed is: c/o Paragon Commercial Corporation, 3535 Glenwood Avenue, Raleigh, NC 27612.

Name	Shares Beneficially Owned	%
Directors and named executive officers:
Curtis C. Brewer III	46,225(1)	*
Steven E. Crouse	14,100(2)	*
Matthew C. Davis	22,517(3)	*
Roy L. Harmon, Jr.	854,750(4)	15.67
Robert C. Hatley	113,217(5)	2.07
K. Wesley M. Jones	53,625(6)	*
Howard Jung	106,510(7)	1.95
Thomas B. Oxholm	32,700(8)	*
F. Alton Russell	32,600(9)	*
All directors and named executive officers as a group (9 persons)	1,276,244	23.32

Greater than 5% shareholders
BancTenn Corp(10)	800,125	14.68
Banc Fund VI L.P.(11)	363,911	6.67
_________________
 * Represents less than 1% of the shares outstanding.

(1)
Mr. Brewer’s ownership includes (i) 42,975 shares held by Mr. Brewer personally; (ii) 1,375 shares owned by Mr. Brewer’s spouse, as to which Mr. Brewer disclaims beneficial ownership; and (iii) 1,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,000 shares of restricted stock with respect to which Mr. Brewer has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(2)
Mr. Crouse’s ownership includes (i) 11,225 shares held by Mr. Crouse personally and (ii) 2,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,955 shares of restricted stock with respect to which Mr. Crouse has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(3)
Mr. Davis’s ownership includes (i) 19,517 shares held by Mr. Davis personally; (ii) 250 shares held jointly with Mr. Davis’s spouse; and (iii) 2,750 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,955 shares of restricted stock with respect to which Mr. Davis has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(4)
Mr. Harmon’s ownership includes (i) 40,500 shares held by Mr. Harmon personally; (ii) 12,250 shares owned by Mr. Harmon’s spouse, as to which Mr. Harmon disclaims beneficial ownership; (iii) 1,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options; and (iv) 800,125 shares held by BancTenn Corp. Mr. Harmon is an officer and member of the board of directors of BancTenn Corp and disclaims beneficial ownership of the shares owned by BancTenn Corp except to the extent of his pecuniary interest therein. Excludes 1,000 shares of restricted stock with respect to which Mr. Harmon has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(5)
Mr. Hatley’s ownership includes (i) 103,467 shares held by Mr. Hatley personally; (ii) 250 shares held jointly with Mr. Hatley’s spouse; (iii) 4,500 shares owned by Mr. Hatley’s spouse, as to which Mr. Hatley disclaims beneficial ownership; (iv) 5,000 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options; and (v) 38,375 shares pledged as collateral. Excludes 5,563 shares of restricted stock with respect to which Mr. Hatley has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(6)
Mr. Jones’s ownership includes (i) 53,625 shares held by Mr. Jones personally and (ii) 47,875 shares pledged as collateral. Excludes 1,000 shares of restricted stock with respect to which Mr. Jones has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(7)
Mr. Jung’s ownership includes (i) 64,050 shares held by Mr. Jung personally; (ii) 40,585 shares owned by Mr. Jung’s spouse, as to which Mr. Jung disclaims beneficial ownership; and (iii) 1,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,000 shares of restricted stock with respect to which Mr. Jung has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(8)
Mr. Oxholm’s ownership includes (i) 25,450 shares held by Mr. Oxholm personally; (ii) 5,375 shares owned by Mr. Oxholm’s spouse, as to which Mr. Oxholm disclaims beneficial ownership; and (iii) 1,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,000 shares of restricted stock with respect to which Mr. Oxholm has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(9)
Mr. Russell’s ownership includes (i) 5,000 shares held by Mr. Russell personally; (ii) 14,500 shares held jointly with Mr. Russell’s spouse; (iii) 11,225 shares owned by Mr. Russell’s spouse, as to which Mr. Russell disclaims beneficial ownership; and (iv) 1,875 shares that may be acquired within 60 days of April 25, 2017 by exercising stock options. Excludes 1,000 shares of restricted stock with respect to which Mr. Russell has no voting or investment power and is not expected to acquire voting or investment power within 60 days of April 25, 2017.

(10)	As reported on a Schedule 13G filed on February 13, 2017. The mailing address for BancTenn Corp is P.O. Box 4980, Johnson City, Tennessee 37602-4980.
(11)
As reported on a Schedule 13G filed on February 15, 2017, includes 106,171 shares held by Banc Fund VII L.P.; 116,250 shares held by Banc Fund VIII L.P.; and 141,490 shares held by Banc Fund IX L.P. The mailing address for all of these entities is 20 North Wacker Drive, Suite 3300, Chicago, IL 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, Paragon Bank in the ordinary course of business. These transactions include deposits and loans. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this prospectus, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

Policies and Procedures Regarding Related Party Transactions

Transactions by Paragon Bank or us with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions between affiliated entities, such as the Company and Paragon Bank) and the Federal Reserve’s Regulation O, (which governs certain loans by Paragon Bank to its executive officers and directors, and principal shareholders of the Company). We have adopted written policies to comply with these regulatory requirements and restrictions.

Director Independence

With the exception of Messrs. Hatley and Harmon, each member of the Company’s Board is “independent” as defined by Nasdaq listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In making this determination, the Board considered certain transactions with directors for the provision of goods or services to the Company and the Bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit committee, pursuant to authority granted to it by the Board, appointed the firm of Elliott Davis Decosimo, PLLC, independent registered public accountants, as the Company’s independent registered public accounting firm for 2016.

The Company has paid Elliott Davis Decosimo, PLLC fees in connection with its assistance in the Company’s annual audit, review of the Company’s financial statements and certain other matters.

The following table sets forth Elliott Davis Decosimo, PLLC fees in various categories during 2016 and 2015.

AUDIT FEES

Category	2016	2015
Audit Fees (1)	$199,328	$124,500
Audit-Related Fees (2)	73,615	13,685
Tax Fees (3)	54,900	48,700
All Other Fees	3,000	3,000
Total Fees Paid	$330,843	$189,885
____________
(1)                 Includes fees paid or expected to be paid for audits of annual consolidated financial statements, reviews of consolidated financial statements included in quarterly reports on Form 10-Q and reviews of registration statements and other SEC filings.

(2)                 Includes fees paid for accounting consultations.

(3)                 Includes fees paid for services relating to tax planning, preparation and compliance.

All services rendered by Elliott Davis Decosimo, PLLC during 2016 were subject to pre-approval by the audit committee. The audit committee has considered whether Elliott Davis Decosimo, PLLC’s provision of other non-audit services to the Company is compatible with maintaining independence of Elliott Davis Decosimo, PLLC. The audit committee has determined that it is compatible with maintaining the independence of Elliott Davis Decosimo, PLLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits

The exhibits listed in the Exhibit Index of the 2016 Form 10-K and the exhibits listed in the Exhibit Index of this Form 10-K/A are filed with, or incorporated by reference into, this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment No. 1 to our Annual Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

PARAGON COMMERCIAL CORPORATION

By:	/s/ Robert C. Hatley
Robert C. Hatley
President and Chief Executive Officer

Date: April 28, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002