Form 10-Q
period 2017-03-31
Paragon Commercial CORP
filed 2017-05-09
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller Reporting Company	☐
(Do not check if smaller reporting company)		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ◻    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 9, 2017, there were approximately 5,455,965 shares of the registrant’s common stock outstanding.

PARAGON COMMERCIAL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Part I.    Financial Information
Item 1.    Financial Statements

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2017 and December 31, 2016
(Balance Sheet as of December 31, 2016 is derived from Audited Financial Statements)

(in thousands, except share data)	2017	2016
Assets
Cash and due from banks:
Interest-earning	$52,006	$38,384
Noninterest-earning	4,472	4,621
Investment securities - available-for-sale, at fair value	194,008	197,441
Federal Home Loan Bank stock, at cost	5,603	8,400
Loans - net of unearned income and deferred fees	1,230,953	1,191,280
Allowance for loan losses	(8,125)	(7,909)
Net loans	1,222,828	1,183,371
Accrued interest receivable	4,403	4,368
Bank premises and equipment, net	15,420	15,642
Bank owned life insurance	34,448	34,190
Other real estate owned	4,740	4,740
Deferred tax assets	4,734	4,841
Other assets	7,365	7,769
Total assets	$1,550,027	$1,503,767

Liabilities and stockholders' equity
Deposits:
Noninterest-bearing demand	$222,904	$211,202
Interest-bearing checking and money market	848,705	742,046
Time deposits	193,249	219,007
Total deposits	1,264,858	1,172,255
Repurchase agreements and federal funds purchased	19,529	20,174
Borrowings	100,000	150,000
Subordinated debentures	18,558	18,558
Other liabilities	6,937	6,679
Total liabilities	1,409,882	1,367,666
Stockholders' equity:
Common stock, $0.008 par value; 20,000,000 shares
authorized; 5,452,088 and 5,450,713 issued and outstanding
as of March 31, 2017 and December 31, 2016, respectively	44	44
Additional paid-in-capital	80,323	80,147
Accumulated other comprehensive loss	(2,326)	(2,840)
Retained earnings	62,104	58,750
Total stockholders' equity	140,145	136,101
Total liabilities and stockholders' equity	$1,550,027	$1,503,767

  See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2017 and 2016

(in thousands, except per share data)	2017	2016
Interest income
Loans and fees on loans	$13,070	$11,190
Investment securities and FHLB stock	1,403	1,219
Federal funds and other	159	58
Total interest income	14,632	12,467
Interest expense
Interest-bearing checking and money market	1,074	857
Time deposits	511	567
Borrowings and repurchase agreements	728	492
Total interest expense	2,313	1,916
Net interest income	12,319	10,551
Provision for loan losses	159	-
Net interest income after provision for loan losses	12,160	10,551
Non-interest income
Increase in cash surrender value of bank owned life insurance	258	223
Service charges and fees	62	58
Mortgage origination fees and gains on sale of loans	51	32
Net gain on sale of securities	-	85
Net loss on sale or impairment of foreclosed assets	-	(212)
Other fees and income	132	80
Total non-interest income	503	266
Non-interest expense
Salaries and employee benefits	4,462	3,867
Data processing	530	384
Furniture, equipment and software costs	502	458
Occupancy	359	344
Director related fees and expenses	224	252
Advertising and public relations	221	188
Professional fees	203	237
Unreimbursed loan costs and foreclosure related expenses	174	69
FDIC and other supervisory assessments	166	195
Other	771	606
Total non-interest expense	7,612	6,600
Income before income taxes	5,051	4,217
Income tax expense	1,697	1,379
Net income	$3,354	$2,838

Net income per common share
Basic	$0.62	$0.62

Diluted	$0.62	$0.62

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (Unaudited)
Three Months Ended March 31, 2017 and 2016

(in thousands)	2017	2016

Net income	$3,354	$2,838

Other comprehensive income (loss) items:
Securities available for sale:
Unrealized gains	453	995
Reclassification of gains recognized in net income	-	(85)
Other comprehensive income	453	910
Deferred tax expense	172	347
Other comprehensive income, net of tax	281	563

Cash flow hedges:
Unrealized gains (losses)	372	(1,561)
Other comprehensive income (loss)	372	(1,561)
Deferred tax expense (benefit)	139	(586)
Other comprehensive income (loss), net of tax	233	(975)

Total other comprehensive income (loss), net of tax	514	(412)

Comprehensive income	$3,868	$2,426

  See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Three Months Ended March 31, 2017 and 2016

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2016	5,450,713	$44	$80,147	$(2,840)	$58,750	$136,101

Net income	-	-	-	-	3,354	3,354

Unrealized gain on securities, net of
tax expense of $172	-	-	-	281	-	281

Unrealized gain on cash flow hedges,
net of tax expense of $139	-	-	-	233	-	233

Exercise of stock options	1,375	-	64	-	-	64

Restricted stock expense recognized	-	-	112	-	-	112

Balance at March 31, 2017	5,452,088	$44	$80,323	$(2,326)	$62,104	$140,145

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2015	4,581,334	$37	$53,147	$(886)	$45,360	$97,658

Net income	-	-	-	-	2,838	2,838

Unrealized gain on securities, net of
tax expense of $347	-	-	-	563	-	563

Unrealized loss on cash flow hedges,
net of tax benefit of $586	-	-	-	(975)	-	(975)

Restricted stock expense recognized	-	-	88	-	-	88

Balance at March 31, 2016	4,581,334	$37	$53,235	$(1,298)	$48,198	$100,172

  See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2017 and 2016

(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$3,354	$2,838
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	359	352
Provision for loan losses	159	-
Net loss on sale or impairment of foreclosed assets	-	212
Increase in cash surrender value of life insurance	(258)	(223)
Accretion of premiums/discounts on securities, net	(281)	271
Net gain on sale of securities	-	(85)
Deferred tax expense	(204)	53
Restricted stock expense	112	88
Changes in assets and liabilities:
Accrued interest receivable and other assets	741	201
Accrued interest payable and other liabilities	258	(2,321)
Net cash provided by operating activities	4,240	1,386
Cash flows from investing activities:
Net decrease in Federal Home Loan Bank stock	2,797	829
Purchase of securities available for sale	(1,276)	(33,085)
Proceeds from maturities and paydowns of securities available for sale	5,443	4,834
Proceeds from sales of securities available for sale	-	15,714
Net increase in loans	(39,616)	(28,535)
Proceeds from sale of foreclosed real estate	-	13
Additions to bank premises and equipment	(137)	(200)
Net cash used in investing activities	(32,789)	(40,430)
Cash flows from financing activities:
Net increase in demand and money market deposit accounts	118,361	127,689
Net decrease in time deposits	(25,758)	(63,403)
Net decrease in repurchase agreements	(645)	(6,086)
Net decrease in FHLB and other borrowings	(50,000)	(23,127)
Exercise of stock options	64	-
Net cash provided by financing activities	42,022	35,073
Net change in cash and cash equivalents	13,473	(3,971)
Cash and cash equivalents at beginning of year	43,005	55,530

Cash and cash equivalents at end of year	$56,478	$51,559

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

The consolidated financial information included herein as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited. Accordingly, it does not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Company’s December 31, 2016 audited consolidated financial statements as of and for the periods ended December 31, 2016.  These unaudited interim consolidated financial statements as of and for the three-month periods ended March 31, 2017 and 2016 should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities Exchange Commission on March 21, 2017.  There have been no significant change in the accounting policies as disclosed in the Company’s Form 10-K.

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

	Three months
	ended March 31,
	2017	2016
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	5,391,169	4,545,505
Dilutive effect of restricted shares	18,674	28,950
Weighted average number of shares outstanding - diluted	5,409,843	4,574,455

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three months
	ended March 31,
	2017	2016
Anti-dilutive stock options	-	81,500
Unvested restricted shares	58,949	32,006

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income.

The Company’s only two components of other comprehensive income are unrealized gains and losses on investment securities available-for-sale, net of income taxes and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company’s accumulated other comprehensive income as of March 31, 2017 and as of the year ended December 31, 2016, respectively is as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Unrealized gains on securities available-for-sale	$(1,322)	$(1,775)
Deferred tax expense	506	678
Other comprehensive income, net of tax	(816)	(1,097)
Unrealized losses on cash flow hedges	(2,420)	(2,792)
Deferred tax benefit	910	1,049
Other comprehensive loss, net of tax	(1,510)	(1,743)
Total other accumulated comprehensive income (loss)	$(2,326)	$(2,840)

The accumulated balances related to each component of other accumulated comprehensive income (loss) are as follows:

		Unpaid
	Unrealized	Unrealized
	Gains and	Gains and
	Losses on	Losses on
	Available-for	Cash Flow
	Sale Securities	Hedges	Total
Balance as of December 31, 2016	$(1,097)	$(1,743)	$(2,840)
Other comprehensive income (loss) before reclassification	281	233	514
Amounts reclassified from accumulated other
comprehensive income	-	-	-
Net current-period other comprehensive income (loss)	281	233	514
Balance as of March 31, 2017	$(816)	$(1,510)	$(2,326)

Balance as of December 31, 2015	$848	$(1,734)	$(886)
Other comprehensive loss before reclassification	(1,839)	(9)	(1,848)
Amounts reclassified from accumulated other
comprehensive income	(106)	-	(106)
Net current-period other comprehensive loss	(1,945)	(9)	(1,954)
Balance as of December 31, 2016	$(1,097)	$(1,743)	$(2,840)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (the “ASC”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. While the Company does own equity securities, management does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial statements.

In March 2016, the FASB amended the Derivatives and Hedging topic of the ASC to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments became effective as of January 1, 2017.  The amendments did not have a material effect on the Company’s financial statements.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the ASC to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the ASC to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendment to the Business Combinations Topic is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017.  Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB updated the Accounting Changes and Error Corrections and the Investments—Equity Method and Joint Ventures Topics of the ASC. The ASU incorporates into the ASC recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The ASU was effective upon issuance. The amendments did not have a material effect on the Company’s financial statements.

In February 2017, the FASB amended the Other Income Topic of the ASC to clarify the scope of the guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the ASC related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 presentation. The reclassifications had no effect on total assets, net income or stockholders' equity as previously reported.

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at March 31, 2017 and December 31, 2016:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2017
Available-for-sale:
U.S. Agency obligations	$16,451	$69	$101	$16,419
Collateralized mortgage obligations	40,230	283	245	40,268
Mortgage-backed securities	74,170	254	1,496	72,928
Municipal bonds	60,803	566	632	60,737
Other	3,676	24	44	3,656
	$195,330	$1,196	$2,518	$194,008

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2016
Available-for-sale:
U.S. Agency obligations	$17,062	$44	$163	$16,943
Collateralized mortgage obligations	42,439	300	242	42,497
Mortgage-backed securities	75,138	213	1,478	73,873
Municipal bonds	60,901	474	698	60,677
Other	3,676	29	254	3,451
	$199,216	$1,060	$2,835	$197,441

The fair values of securities available-for-sale at March 31, 2017 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		After One	After Five		No Stated
	Within	Within	Within	After	Maturity
(in thousands)	1 Year	Five Years	Ten Years	Ten Years	Date	Total
U.S. Agency obligations	$-	$-	$-	$16,419	$-	$16,419
Collateralized mortgage obligations	-	-	-	40,268	-	40,268
Mortgage-backed securities	-	7,528	8,031	57,369	-	72,928
Municipal bonds	-	2,239	6,191	52,307	-	60,737
Other	-	-	1,500	-	2,156	3,656
	$-	$9,767	$15,722	$166,363	$2,156	$194,008

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)		Unrealized		Unrealized		Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$10,030	$101	$-	$-	$10,030	$101
Collateralized mortgage obligations	17,296	245	-	-	17,296	245
Mortgage-backed securities	57,067	1,496	-	-	57,067	1,496
Municipal bonds	31,191	632	-	-	31,191	632
Other	2,107	44	-	-	2,107	44
Total temporarily impaired
securities	$117,691	$2,518	$-	$-	$117,691	$2,518

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$10,334	$163	$-	$-	$10,334	$163
Collateralized mortgage obligations	18,124	242	-	-	18,124	242
Mortgage-backed securities	58,825	1,478	-	-	58,825	1,478
Municipal bonds	33,110	698	-	-	33,110	698
Other	1,897	254	-	-	1,897	254
Total temporarily impaired
securities	$122,290	$2,835	$-	$-	$122,290	$2,835

The table below summarizes the number of investment securities in an unrealized loss position:

	March 31,	December 31,
Available-for-sale:	2017	2016
U.S. Agency obligations	5	5
Collateralized mortgage obligations	6	6
Mortgage-backed securities	13	13
Municipal bonds	49	53
Other	1	1
	74	78

The unrealized losses primarily relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased.  The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses on the debt securities in 2017 or 2016 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations and since management has the intent to hold these securities until maturity and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost given the current liquidity position, none of those debt securities are deemed to be other than temporarily impaired.

The following table summarizes securities gains for the periods presented:

	Three months
	ended March 31,
(in thousands)	2017	2016
Gross gains on sales of securities available for sale	$-	$136
Gross losses on sales of securities available for sale	-	(51)

Securities with a fair value of $73.2 million and $75.8 million were pledged as of March 31, 2017 and December 31, 2016, respectively, to secure repurchase agreements, lines of credit and other borrowings.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands)	2017	2016
Construction and land development	$78,552	$79,738
Commercial real estate:
Non-farm, non-residential	391,795	365,569
Owner occupied	193,291	186,892
Multifamily, nonresidential and junior liens	91,368	89,191
Total commercial real estate	676,454	641,652
Consumer real estate:
Home equity lines	86,550	87,489
Secured by 1-4 family residential, secured by first deeds of trust	208,504	195,343
Secured by 1-4 family residential, secured by second deeds of trust	4,247	4,289
Total consumer real estate	299,301	287,121
Commercial and industrial loans (except those secured by real estate)	162,580	170,709
Consumer and other	13,580	11,542
Total loans	1,230,467	1,190,762
Deferred loan (fees) costs	486	518
Allowance for loan losses	(8,125)	(7,909)
Net loans	$1,222,828	$1,183,371

A further breakdown of the make-up of the construction and development and commercial real estate portfolio at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Construction and land development:
Land	$12,604	$12,595
Residential	34,144	36,253
Commercial	31,804	30,890
Total construction and land development	$78,552	$79,738

Commercial real estate:
Non-farm, non-residential:
Office	$121,702	$108,228
Industrial	36,963	36,264
Hotel/motel	28,166	28,453
Retail	177,198	165,434
Special purpose/Other	27,766	27,190
Total commercial real estate	391,795	365,569
Owner occupied :
Office	62,607	60,500
Industrial	49,478	46,876
Retail	31,491	31,085
Special purpose/Other	49,715	48,431
Total owner occupied	193,291	186,892

Multifamily, nonresidential and junior liens	91,368	89,191
Total commercial real estate	$676,454	$641,652

Loans are primarily made in the Research Triangle and Charlotte areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
Three months ended March 31, 2017
Beginning balance	$486	$3,719	$1,901	$1,727	$76	$7,909
Provision for loan losses	(5)	221	38	(114)	19	159
Loans charged off	-	-	-	(10)	(13)	(23)
Recoveries	9	28	-	43	-	80
Net (chargeoffs) recoveries	9	28	-	33	(13)	57
Ending balance	$490	$3,968	$1,939	$1,646	$82	$8,125

Three months ended March 31, 2016
Beginning balance	$509	$3,156	$2,046	$1,786	$144	$7,641
Provision for loan losses	(215)	(121)	(77)	(7)	420	-
Loans charged off	-	-	-	-	-	-
Recoveries	229	37	3	11	10	290
Net (chargeoffs) recoveries	229	37	3	11	10	290
Ending balance	$523	$3,072	$1,972	$1,790	$574	$7,931

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment are based on the impairment method as of March 31, 2017 and December 31, 2016 and were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
March 31, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$112	$287	$-	$399
Collectively evaluated for impairment	490	3,968	1,827	1,359	82	7,726
Total ending allowance	$490	$3,968	$1,939	$1,646	$82	$8,125

Loans:
Individually evaluated for impairment	$121	$829	$714	$1,053	$-	$2,717
Collectively evaluated for impairment	78,431	675,625	298,587	161,527	13,580	1,227,750
Total ending loans	$78,552	$676,454	$299,301	$162,580	$13,580	$1,230,467

(in thousands)
December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$223	$286	$-	$509
Collectively evaluated for impairment	486	3,719	1,678	1,441	76	7,400
Total ending allowance	$486	$3,719	$1,901	$1,727	$76	$7,909

Loans:
Individually evaluated for impairment	$125	$836	$1,121	$1,139	$-	$3,221
Collectively evaluated for impairment	79,613	640,816	286,000	169,570	11,542	1,187,541
Total ending loans	$79,738	$641,652	$287,121	$170,709	$11,542	$1,190,762

Loans are charged down or off as soon as the Company determines that the full principal balance due under any loan becomes uncollectible.  The amount of the charge is determined as follows:

●
If unsecured, the loan must be charged off in full.
●
If secured, the outstanding principal balance of the loan should be charged down to the net realizable value of the collateral.

Loans are considered uncollectible when:

●
No regularly scheduled payment has been made within three months unless fully secured and in the process of collection.
●
The collateral value is insufficient to cover the outstanding indebtedness and it is unlikely the borrower will have the ability to pay the debt in a timely manner.
●
The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

Impaired loans totaled $2.7 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively. Included in the $2.7 million at March 31, 2017 are $1.5 million of loans classified as troubled debt restructurings (“TDRs”). Included in the $3.2 million at December 31, 2016 are $1.3 million of loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. All TDRs are considered impaired.

The following table provides information on performing and nonperforming TDRs as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(in thousands)	2017	2016
Performing TDRs:
Commercial real estate	$519	$520
Consumer real estate	335	338
Commercial and industrial loans	297	297
Total performing TDRs	1,151	1,155

Nonperforming TDRs:
Construction and land development	121	125
Consumer real estate	191	58
Total nonperformingTDRs	312	183
Total TDRs	$1,463	$1,338

During the first three months of 2017, one new consumer real estate loan of $133,000 was identified as a TDR.  This loan was considered a TDR due to restructuring of the payment terms in response to a downturn in the business.  The loan is current under its restructured payment terms.

Of the six loans that were identified as TDRs as of December 31, 2016 all six remain TDRs as of March 31, 2017.  None have gone into default and all are current under their restructured payment terms.

In order to quantify the value of any impairment, the Company evaluates loans individually.  At March 31, 2017, the Company had $2.7 million of impaired loans.  The detail of loans evaluated for impairment as of March 31, 2017 is presented below:

		Unpaid
		Contractual
	Recorded	Principal	Allocated
March 31, 2017	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$121	$195	$-
Commercial real estate	829	830	-
Loans with a specific valuation allowance:
Consumer real estate	714	769	112
Commercial and industrial loans (except
those secured by real estate)	1,053	1,084	287
Total	$2,717	$2,878	$399

At December 31, 2016, the Company had $3.2 million of impaired loans.  The detail of loans evaluated for impairment as of December 31, 2016 is presented below:

		Unpaid
		Contractual
	Recorded	Principal	Allocated
December 31, 2016	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$125	$195	$-
Commercial real estate	836	836	-
Loans with a specific valuation allowance:
Consumer real estate	1,121	1,152	223
Commercial and industrial loans (except
those secured by real estate)	1,139	1,382	286
Total	$3,221	$3,565	$509

The average recorded investment balance of impaired loans for the three-month period ending March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017		2016
	Average	Interest	Average	Interest
(in thousands)	Balance	Income	Balance	Income
Construction and land development	$124	$-	$232	$-
Commercial real estate	832	37	2,152	57
Consumer real estate	730	24	408	17
Commercial and industrial loans	1,079	42	565	23
Consumer and other	-	-	21	-
	$2,765	$103	$3,378	$97

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

The following table presents the recorded investment in nonaccrual loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	Nonaccrual
	March 31,	December 31,
(in thousands)	2017	2016
Construction and land development	$121	$125
Commercial real estate	-	783
Consumer real estate	379	-
Commercial and industrial loans	-	60
Total	$500	$968

There were no loans 90 days or more past due and accruing interest at March 31, 2017 or December 31, 2016.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by portfolio segment:

(in thousands) March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Construction and land development	$-	$-	$-	$121	$121	$78,431	$78,552
Commercial real estate	-	-	-	-	-	676,454	676,454
Consumer real estate	693	-	-	379	1,072	298,229	299,301
Commercial and industrial loans	-	59	-	-	59	162,521	162,580
Consumer and other	-	-	-	-	-	13,580	13,580
Total	$693	$59	$-	$500	$1,252	$1,229,215	$1,230,467

(in thousands) December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Non-Accrual	Total Past Due	Current	Total Loans
Construction and land development	$-	$-	$-	$125	$125	$79,613	$79,738
Commercial real estate	-	-	-	-	-	641,652	641,652
Consumer real estate	-	-	-	783	783	286,338	287,121
Commercial and industrial loans	-	-	-	60	60	170,649	170,709
Consumer and other	-	-	-	-	-	11,542	11,542
Total	$-	$-	$-	$968	$968	$1,189,794	$1,190,762

Credit Quality Indicators

The Company utilizes a nine-point grading system in order to evaluate the level of inherent risk in the loan portfolio as part of its allowance for loan losses methodology. Loans collectively evaluated for impairment are grouped by loan type and by risk rating. Each loan type is assigned an allowance factor based on risk grade, historical loss experience, economic conditions, overall portfolio quality including delinquency rates and levels of concentrations (as applicable). As risk grades increase, additional reserves are applied stated in basis points in order to account for the added inherent risk.

The Company categorizes all loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by setting the risk grade at the inception of a loan through the approval process.  A certain percentage of loan dollars is reviewed each year by a third party loan review function.  The risk rating process is inherently subjective and based upon management’s evaluation of the specific facts and circumstances for individual borrowers. As such, the assigned risk ratings are subject to change based upon changes in borrower status and changes in the external environment affecting the borrower. The Company uses the following definitions for risk ratings:

●
Risk Grade 1 – Minimal -  Credits in this category are virtually risk-free and are well-collateralized by cash-equivalent instruments. The repayment program is well-defined and achievable. Repayment sources are numerous.
●
Risk Grade 2 – Modest - Loans to borrowers of significantly better than average financial strength or loans secured by readily marketable securities.  Earnings performance is consistent and primary and secondary sources of repayment are well established.  The borrower exhibits excellent asset quality and liquidity with very strong debt servicing capacity and coverage.  Company management has depth, is experienced and well-regarded in the industry.
●
Risk Grade 3 – Average - Loans in this category are to borrowers of satisfactory financial strength. Earnings performance is consistent. Primary and secondary sources of repayment are well-defined and adequate to retire the debt in a timely and orderly fashion. These borrowers would generally exhibit satisfactory asset quality and liquidity.  They have moderate leverage and experienced management in key positions.
●
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
●
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
●
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
●
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
●
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

The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off.  There were no loans rated as doubtful as of March 31, 2017 or December 31, 2016.

●
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off the worthless loan even though partial recovery may be effected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty days or calendar quarter-end.  There were no loans rated as loss as of March 31, 2017 or December 31, 2016.

As of March 31, 2017 and December 31, 2016 and based on the most recent analysis performed, the risk category of unimpaired loans by class of loans is as follows:

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
March 31, 2017
Construction and land development	$-	$329	$1,316	$25,306	$51,296	$184	$121	$78,552
Commercial real estate	-	182	234,298	333,565	90,141	18,268	-	676,454
Consumer real estate	49	21,852	141,064	102,594	32,223	1,140	379	299,301
Commercial and industrial loans	2,957	1,300	27,306	100,121	28,746	103	2,047	162,580
Consumer and other	1,165	3,470	1,270	6,586	1,089	-	-	13,580
Total	$4,171	$27,133	$405,254	$568,172	$203,495	$19,695	$2,547	$1,230,467

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
December 31, 2016
Construction and land development	$-	$1,005	$911	$22,901	$54,601	$195	$125	$79,738
Commercial real estate	-	539	223,459	311,711	87,443	18,500	-	641,652
Consumer real estate	50	19,247	130,748	102,137	33,013	1,143	783	287,121
Commercial and industrial loans	2,133	1,525	32,304	104,019	29,035	556	1,137	170,709
Consumer and other	1,160	730	1,086	7,392	1,174	-	-	11,542
Total	$3,343	$23,046	$388,508	$548,160	$205,266	$20,394	$2,045	$1,190,762

Loans with a carrying value of $1.02 billion and $997.6 million were pledged as of March 31, 2017 and December 31, 2016, respectively, to secure lines of credit with the Federal Reserve and the Federal Home Loan Bank.

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Financial instruments whose contract amounts
represent credit risk:
Undisbursed lines of credit	$241,791	$216,769
Standby letters of credit	4,902	3,904
Total	$246,693	$220,673

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

In September 2014, as a result of continued increasing fixed rate exposure, the Company determined that an additional strategy was needed and, as a result, exited from the Swaps for a deferred gain of $372,000. In their place, the Company purchased three interest rate caps with a strike price of 3-month LIBOR at 0.50% and a five-year term.   The instruments hedged were $100 million of FHLB borrowings maturing quarterly on the same reset dates.  The Company executed three separate agreements with notational amounts between $30 million and $35 million maturing between August 2019 and October 2019.

The following table reflects the cash flow hedges included in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Notational	Fair	Notational	Fair
(in thousands)	Amount	Value	Amount	Value
Included in other assets:
Cap 1 - maturing August 2019	$35,000	$1,007	$35,000	$1,011
Cap 2 - maturing September 2019	35,000	1,035	35,000	1,045
Cap 3 - maturing October 2019	30,000	944	30,000	929
	$100,000	$2,986	$100,000	$2,985

Remaining amortization of the premium on the interest rate caps is as follows:

(in thousands)
2017	1,407
2018	2,247
2019	1,752
$5,406

The Company recorded $369,000 and $143,000 for the three-month periods ended March 31, 2017 and 2016, respectively, in amortization associated with the interest rate caps.  Those expenses are reflected in the consolidated statements of income as a component of borrowings and repurchase agreements interest expense.

Remaining amortization of the gain associated with the exit of the Swaps is as follows:

(in thousands)
2017	55
2018	74
Thereafter	148
$277

The Company realized $19,000 and $8,000 in gains on the Swaps during the three-month periods ended March 31, 2017 and 2016, respectively, shown as a reduction of borrowings and repurchase agreements interest expense.

The Company anticipates little to no ineffectiveness in this hedging relationship as long as the terms are matched at each forecasted debt issuance.  The Company notes that the actual interest cost incurred at each rollover will be a function of market rates at that time.  However, the Company is only hedging the benchmark interest rate risk in each rollover.

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

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 1 included marketable equity securities with readily available market values.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included agency bonds, collateralized mortgage obligations, mortgage backed securities, municipal bonds and derivatives.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2017, the Company valued certain financial assets including one corporate subordinated debenture, measured on both a recurring and a non-recurring basis, at fair value hierarchy Level 3.

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

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of March 31, 2017 and December 31, 2016, the Company’s derivative instruments consist solely of interest rate caps.

Below is a table that presents information about assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	Total	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Securities available-for-sale:
U.S. Agency obligations	$16,419	$-	$16,419	$-
Collateralized mortgage obligations	40,268	-	40,268	-
Mortgage-backed securities	72,928	-	72,928	-
Municipal bonds	60,737	-	60,737
Other	3,656	2,156	-	1,500
	194,008	2,156	190,352	1,500
Interest rate caps	2,986	-	2,986	-
Total assets at fair value	$196,994	$2,156	$193,338	$1,500

December 31, 2016
Securities available-for-sale:
U.S. Agency obligations	$16,943	$-	$16,943	$-
Collateralized mortgage obligations	42,497	-	42,497	-
Mortgage-backed securities	73,873	-	73,873	-
Municipal bonds	60,677	-	60,677
Other	3,451	1,951	-	1,500
	197,441	1,951	193,990	1,500
Interest rate caps	2,985	-	2,985	-
Total assets at fair value	$200,426	$1,951	$196,975	$1,500

The table below summarizes the Company’s activity in investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017.

Level 3
Investment
(in thousands)	Securities
Balance at December 31, 2016	$1,500
Purchases	-
Balance at March 31, 2017	$1,500

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When the current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $2.7 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively.

Other Real Estate Owned

Other real estate owned, which includes foreclosed assets, is adjusted to fair value upon transfer of loans and premises to other real estate. Subsequently, other real estate owned is carried at the lower of carrying value or fair value.

At the date of transfer, losses are charged to the allowance for loan losses.  Subsequent write-downs are charged to expense in the period they are incurred.

Below is a table that presents information about assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,318	$-	$-	$2,318
Other real estate owned	4,740	-	-	4,740
Total	$7,058	$-	$-	$7,058

December 31, 2016
Impaired loans	$2,712	$-	$-	$2,712
Other real estate owned	4,740	-	-	4,740
Total	$7,452	$-	$-	$7,452

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2017 and December 31, 2016
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

The Company provides certain disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

FHLB Advances and Other Borrowings

The fair values are based on discounting expected cash flows using the current interest rates for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments.

The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments, none of which are held for trading purposes, at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$56,478	$56,478	$56,478	$-	$-
Investment securities available-for-
sale	194,008	194,008	2,156	190,352	1,500
Loans, net	1,222,828	1,224,002	-	1,221,684	2,318
Accrued interest receivable	4,403	4,403	4,403	-	-
Federal Home Loan Bank stock	5,603	5,603	-	-	5,603
Bank-owned life insurance	34,448	34,448	-	34,448	-
Interest rate caps	2,986	2,986	-	2,986	-
Financial liabilities:
Non-maturing deposits	1,071,609	1,071,609	-	1,071,609	-
Time deposits	193,249	193,425	-	193,425	-
Accrued interest payable	256	256	256	-	-
Repurchase agreements and
federal funds purchased	19,529	19,529	-	19,529	-
FHLB Advances and other borrowings	100,000	100,012	-	100,012	-
Subordinated debt	18,558	14,197	-	14,197	-

	December 31, 2016
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$43,005	$43,005	$43,005	$-	$-
Investment securities available-for-
sale	197,441	197,441	1,951	193,990	1,500
Loans, net	1,183,371	1,184,621	-	1,181,909	2,712
Accrued interest receivable	4,368	4,368	4,368	-	-
Federal Home Loan Bank stock	8,400	8,400	-	-	8,400
Bank-owned life insurance	34,190	34,190	-	34,190	-
Interest rate caps	2,985	2,985	-	2,985	-
Financial liabilities:
Non-maturing deposits	953,248	953,248	-	953,248	-
Time deposits	219,007	219,038	-	219,038	-
Accrued interest payable	294	294	294	-	-
Repurchase agreements and
federal funds purchased	20,174	20,174	-	20,174	-
FHLB Advances and other borrowings	150,000	149,997	-	149,997	-
Subordinated debt	18,558	14,197	-	14,197	-

NOTE 8 – SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the three-months
	ended March 31,
(in thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information:

Interest paid	$2,351	$1,939

Income taxes paid	$-	$1,035

Supplemental Schedule of Noncash Investing and Financing Activites:

Change in fair value of securities available-for-sale, net of taxes	$281	$563

Change in fair value of cash flow hedges, net of taxes	$233	$(975)

NOTE 9 – Holding Company Line of Credit

In the third quarter of 2016, the Company entered into a $20.0 million secured holding company line of credit with an unaffiliated institution.  The terms of the note include interest at prime plus 0.50% and will expire in September 2017.  The line is secured by 100% of the stock of the Bank owned by the Company.  The Company has not drawn on the note and has no balance at March 31, 2017.

NOTE 10 – Issuances of Common Stock

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

NOTE 11 – Subsequent Events

On April 26, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with TowneBank and TB Acquisition, LLC (“TB Acquisition”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into TB Acquisition (the “Merger”) and the Bank will subsequently merge with and into TowneBank (the “Bank Merger” and, together with the Merger, the “Transaction”). TB Acquisition will be the surviving entity in the Merger and TowneBank will be the surviving entity in the Bank Merger. Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares of TowneBank common stock for each share of the Company’s common stock. The Company and TowneBank anticipate that the Transaction will close in the fourth quarter of 2017, subject to customary closing conditions, including stockholder and regulatory approvals. The Merger Agreement was approved by the boards of directors of the Company, the Bank, and TowneBank.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results as of March 31, 2017 as compared to December 31, 2016 and for the three-month periods ended March 31, 2017 and March 31, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Risks and Cautionary Statement Regarding Forward-Looking Statements

This periodic report on Form 10-Q contains certain “forward-looking statements” that represent management’s judgments concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results and financial position to differ materially from those projected in the forward-looking statements. These statements are included throughout this report and relate to, among other things our business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, liquidity, and capital resources. Additional statements regarding the proposed merger with TowneBank relate to, among other things, the timing of the proposed merger and whether the proposed merger will occur; the benefits, results and effects of the proposed merger; and the combined company's plans, objectives, expectations, costs, and the effect on earnings per share. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “anticipate,” “should,” “would,” “project,” “future,” “strategy,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” “seeks,” or other similar words and expressions of the future.

Risks and other factors that could cause actual results to differ materially from those expected include the following:

 ●
costs and difficulties related to the proposed merger, including, among other things, the integration of our business with TowneBank, the inability to retain key personnel, competitive response to the proposed merger, or potential adverse reactions to changes in business or employee relationships could be more significant than we anticipate, resulting in higher costs or reduced benefits;

●
failure of the merger to be completed on the proposed terms and schedule, or at all;

●
business uncertainties and contractual restrictions during the pendency of the merger and management distraction;

●
risks associated with any change in management, strategic direction, business plan, or operations;

●
local economic conditions affecting retail and commercial real estate;

●
disruptions in the credit markets;

●
changes in interest rates;

●
adverse developments in the real estate market affecting the value and marketability of collateral securing loans made by the Company;

●
the failure of assumptions underlying loan loss and other reserves; and

●
competition and the risk of new and changing regulation.

Additional factors that could cause actual results to differ materially are discussed in the Risk Factors section of this report and in the Company’s other filings with the SEC. The forward-looking statements in this report speak only as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements, except as may otherwise be required by law.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in this report are not measures of financial performance recognized by generally accepted accounting principles in the United State of America (“GAAP”). These non-GAAP financial measures are “tangible stockholders’ equity,” “tangible book value per share,” “tangible average equity to tangible average assets,” and “efficiency ratio.” Our management uses these non-GAAP financial measures in its analysis of our performance and because of market expectations of use of these ratios to evaluate the Company.  Management believes each of these non-GAAP financial measures provides useful information about our financial condition and results of operation. As noted below, the efficiency ratio shows the amount of revenue generated for each dollar spent and provides investors with a measure of our productivity. We also believe the presentation of tangible stockholders’ equity, tangible book value per share, tangible equity to risk-weighted assets and tangible average equity to tangible average assets would provide investors with a clear picture of our assets and equity. However, because the Company has not consummated any merger transactions and does not use any derivatives that might give rise to an intangible asset, there is no difference in tangible equity or assets and GAAP equity or assets.

●
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

	Three-Month Periods
	Ended March 31,
(Dollars in thousands)	2017	2016
Efficiency Ratio
Non-interest expense	$7,612	$6,600

Net interest taxable equivalent income	$12,649	$10,853
Non-interest income	503	266
Less: gain on investment securities	-	(85)
Plus: loss on sale or writedown of foreclosed real estate	-	212
Adjusted operating revenue	$13,152	$11,246

Efficiency ratio	57.88%	58.69%

Executive Overview of Recent Financial Performance

●
Net income available to common stockholders totaled $3.4 million, an 18.2% improvement from $2.8 million in the first quarter (“Q1”) of 2016.  On a per share basis, net income was unchanged at $0.62 per diluted common share in Q1 of 2017 and 2016.

●
Return on average assets equaled 0.86 % in Q1 2017 and 2016 while return on average equity equaled 9.72 % in Q1 2017 compared to 11.46% for the same period in 2016.

●
The efficiency ratio, which represents operating expenses to total operating revenues, improved to 57.88% in Q1 2017 from 58.69% in Q1 2016.

●
The Company had net recoveries of charged-off loans of $57,000 in Q1 2017, compared to net recoveries of charged-off loans of $290,000 in Q1 2016.

●
Annualized net loan growth was 13.3% in Q1 2017, resulting from net loan originations during the quarter of $39.7 million.

Proposed Merger with TowneBank

On April 26, 2017, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with TowneBank and TB Acquisition, LLC (“TB Acquisition”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into TB Acquisition (the “Merger”) and the Bank will subsequently merge with and into TowneBank (the “Bank Merger” and, together with the Merger, the “Transaction”). TB Acquisition will be the surviving entity in the Merger and TowneBank will be the surviving entity in the Bank Merger. The Company and TowneBank anticipate that the Transaction will close in the fourth quarter of 2017, subject to customary closing conditions, including stockholder and regulatory approvals. Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares of TowneBank common stock for each share of the Company’s common stock.

Analysis of Results of Operations

First Quarter 2017 compared to First Quarter 2016

During the three-month period ended March 31, 2017, the Company had net income of $ 3.4 million compared to net income of $2.8 million for the same period in 2016. Both basic and diluted net income per share for the quarter ended March 31, 2017 were $0.62, unchanged for the same period in 2016. On a quarter-over-quarter basis, net income was impacted in 2017 primarily by an increase in net interest income, which grew $1.8 million year over year.  In addition, the Company recorded a $159,000 loan loss provision in the first quarter of 2017 compared to no provision booked for the three months ended March 31, 2016. The increase in provision is primarily attributable to growth in the loan portfolio.  Net income was negatively impacted by an increase in personnel expenses of $595,000 due to 15% personnel growth. Earnings were also negatively impacted by an increase of $146,000 in data processing expenses as a result of a several nonrecurring projects during the quarter and the increased cost as a result of growth in accounts.

As discussed in greater detail below, the improvements in the results of operations in the first three months of 2017 compared to the same period of 2016 primarily reflects the benefit of balance sheet growth period over period.

Net Interest Income

First Quarter 2017 compared to First Quarter 2016

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

Net interest income increased by $1.8 million to $12.3 million for the three months ended March 31, 2017 from $10.6 million in the same period in 2016.  The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.49 billion in the first quarter of 2017 compared with $1.23 billion in the same period in 2016.  The yield on those assets was 4.07% in the first quarter of 2017 compared to 4.17% for the same period in 2016.  The decline in yield was primarily the result of higher average balances on lower yielding cash as a result of the volatility of several large deposit customers.  Average earning cash increased from $35.4 million in the first quarter of 2016 to $75.7 million for the same quarter in 2017.  Meanwhile, average interest-bearing liabilities increased by $143,000 from $1.05 billion for the three months ended March 31, 2016 to $1.20 billion for the same period ended March 31, 2017. Due to Federal Reserve Bank rate increases in December 2016 and March 2017, the Company’s cost of these funds increased by 5 basis points year over year to 0.78% from 0.73% in the first quarter of 2016.  Additional cause for the increase was the escalating cost of the amortization of the interest rate cap.  During the three-month period ended March 31, 2017, the Company’s net interest margin was 3.44% and net interest spread was 3.28%.  In the first quarter of 2016, net interest margin was 3.54% and net interest spread was 3.43%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Three Months Ended March 31,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,209,314	$13,070	4.38%	$1,019,396	$11,190	4.41%
Investment securities (2)	207,155	1,733	3.39%	177,846	1,521	3.44%
Other interest-earning assets	75,712	159	0.85%	35,477	58	0.66%
Total interest-earning assets	1,492,181	14,962	4.07%	1,232,719	12,769	4.17%
Other assets	65,649			90,715
Total assets	$1,557,830			$1,323,434

Deposits:
Interest-bearing checking accounts	$204,486	195	0.39%	$140,388	140	0.40%
Money markets	529,718	879	0.67%	402,430	717	0.72%
Time deposits less than $100,000	11,445	30	1.06%	223,622	376	0.68%
Time deposits greater than or
equal to $100,000	200,119	481	0.97%	68,650	191	1.12%
Borrowings	250,301	728	1.18%	218,739	492	0.90%
Total interest-bearing liabilities	1,196,069	2,313	0.78%	1,053,829	1,916	0.73%
Noninterest-bearing deposits	219,242			159,129
Other liabilities	4,514			11,430
Stockholders equity	138,005			99,046
Total liabilities and stockholders
equity	$1,557,830			$1,323,434

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$12,649	3.29%		$10,853	3.43%

Net interest margin (taxable-
equivalent basis) (4)			3.44%			3.54%

Ratio of interest-bearing assets to
interest-bearing liabilities	124.76%			116.98%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$12,649			$10,853
Less:
Taxable-equivalent adjustment		330			302
Net interest income		12,319			10,551

(1) Loans include nonaccrual loans.
(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent.  The taxable-equivalent adjustment was $330,000 and $302,000 for the 2017 and 2016 periods, respectively.
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

	Three Months Ended			Three Months Ended
	March 31, 2017 vs. 2016			March 31, 2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans, net of allowance	$2,067	$(187)	$1,880	$1,300	$(177)	$1,123
Investment securities	249	(37)	212	115	(52)	63
Other interest-earning assets	65	36	101	(7)	39	32
Total interest income (taxable-
equivalent basis)	2,381	(188)	2,193	1,408	(190)	1,218

Interest expense
Deposits:
Interest-bearing checking accounts	63	(8)	55	33	(34)	(1)
Money markets	225	(63)	162	214	29	243
Time deposits less than $100,000	(354)	8	(346)	(68)	(259)	(327)
Time deposits greater than or
equal to $100,000	363	(73)	290	(101)	31	(70)
Borrowings	70	166	236	(14)	217	203
Total interest expense	367	30	397	64	(16)	48

Net interest income increase/
(decrease)(taxable equivalent basis)	$2,014	$(218)	1,796	$1,344	$(174)	1,170

Less:
Taxable-equivalent adjustment			28			71

Net interest income increase			$1,768			$1,099

Provision for Loan Losses

First Quarter 2017 compared to First Quarter 2016

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

In determining the loss history to be applied to its ASC 450 loan pools within the allowance for loan losses, the Company uses net charge-off history for the most recent five consecutive years.  Since each of the past five years contain a declining amount of charge-offs coupled with a large number of recoveries, the impact of the Company’s improvement in historical credit quality has resulted in a continually declining balance of reserves as a percentage of the loan portfolio.  However, the Company has added qualitative factors to the reserve to account for concerns over future trends in the economy, interest rates and other factors.

The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

(in thousands)
Three months ended March 31, 2017
Beginning balance	$7,909
Provision for loan losses	159
Loans charged off	(23)
Recoveries	80
Net recoveries	57
Ending balance	$8,125

Three months ended March 31, 2016
Beginning balance	$7,641
Provision for loan losses	-
Loans charged off	-
Recoveries	290
Net chargeoffs	290
Ending balance	$7,931

The Company recorded a provision of $159,000 in the first quarter of 2017.  It did not record a provision for loan losses in the first quarter of 2016.  The increase in the provision for 2017 was the result of continued growth in the Company’s loan portfolio

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months
	ended March 31,
(in thousands)	2017	2016
Non-interest income
Increase in cash surrender value of bank owned
life insurance	$258	$223
Net gain on sale of securities	-	85
Service charges and fees	62	58
Mortgage origination fees and gains on sale of loans	51	32
Net loss on sale or impairment of foreclosed assets	-	(212)
Other fees and income	132	80
Total non-interest income	$503	$266

First Quarter 2017 compared to First Quarter 2016

Non-interest income for the quarter ended March 31, 2017 was $503,000, an increase of $237,000 from $266,000 for the same period in 2016.  The primary reason for the increase was a $212,000 write-down on sale of foreclosed real estate in 2016 with no such corresponding losses in 2017.  The 2016 loss was offset by securities gains of $85,000 in the first quarter of 2016 with no such gains recorded in 2017.

Non-Interest Expenses

The following table provides a summary of non-interest expenses for the periods presented.

	Three months
	ended March 31,
(in thousands)	2017	2016
Non-interest expense
Salaries and employee benefits	$4,462	$3,867
Data processing	530	384
Furniture, equipment and software costs	502	458
Occupancy	359	344
Director related fees and expenses	224	252
Advertising and public relations	221	188
Professional fees	203	237
Unreimbursed loan costs and foreclosure related expenses	174	69
FDIC and other supervisory assessments	166	195
Other	771	606
Total non-interest expense	$7,612	$6,600

First Quarter 2017 compared to First Quarter 2016

Non-interest expenses increased period over period by $1.0 million or 15.3%, to $7.6 million for the three-month period ended March 31, 2017, from $6.6 million for the same period in 2016. The following are highlights of the significant changes in non-interest expenses in the first quarter of 2017 compared to the first quarter of 2016.

●
Personnel expenses increased $595,000 to $4.5 million due primarily to the addition of more personnel to handle the rapid growth of the Company.

●
Data processing expenses increased $146,000 to $530,000 as a result of several nonrecurring projects during the quarter and the increased cost as a result of growth in accounts.

●
Other expenses increased $165,000 to $771,000 primarily due to an increase of $35,000 in charitable contributions to nonprofits due to timing issues and expenses associated with a recently announced merger as disclosed in Note 11 of the Notes to Unconsolidated Financial Statements included in Part I, Item 1 of this report.

Provision for Income Taxes

Income tax expense was $1.7 million in the first quarter of 2017 and $1.4 million in the first quarter of 2016.  The Company’s effective tax rate for the first quarter of 2017 was 33.60%, compared to 32.70% for the same period in 2016.  The increase in effective tax rate was primarily due to a larger portion of the quarter over quarter growth coming from taxable instruments such as loans compared to nontaxable instruments.

Analysis of Financial Condition

Overview

Total assets at March 31, 2017 were $1.55 billion, an increase of $46.3 million or 3.08% over the balance as of December 31, 2016 of $1.50 billion.  Interest-earning assets at March 31, 2017 totaled $1.47 billion and consisted of $1.23 billion in net loans, $194.0 million in investment securities, $5.6 million in Federal Home Loan Bank of Atlanta stock, and $52.0 million in overnight investments and interest-bearing deposits in other banks.

Interest-earning assets at December 31, 2016 totaled $1.43 billion and consisted of $1.18 billion in net loans, $197.4 million in investment securities, $8.4 million in Federal Home Loan Bank of Atlanta stock, and $38.4 million in overnight investments and interest-bearing deposits in other banks.

Total deposits and stockholders’ equity at March 31, 2017 were $1.26 billion and $140.1 million, respectively.  Total deposits and stockholders’ equity at December 31, 2016 were $1.17 billion and $136.1 million, respectively.

Investment Securities

The Company's investment portfolio plays a major role in the management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. In general, the primary goals of the investment portfolio are: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds as prescribed by law and other borrowings; (iii) to provide structures and terms to enable proper interest rate risk management; and (iv) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i), (ii) and (iii). The Company invests in securities as allowable under bank regulations and its investment policy. These securities include U.S. Agency obligations, U.S. government-sponsored entities, including collateralized mortgage obligations and mortgage-backed securities, bank-eligible obligations of state or political subdivisions, and limited types of permissible corporate debt and equity securities.

Investment securities as of March 31, 2017 and December 31, 2016 were $194.0 million and $197.4 million, respectively.  The Company’s investment portfolio at March 31, 2017 and December 31, 2016, consisted of U.S. government agency obligations, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other equity investments, and had a weighted average taxable equivalent yield of 2.85% and 2.83% at March 31, 2017 and December 31, 2016, respectively.  The Company also held an investment of 5.6 million and $8.4 million in Federal Home Loan Bank stock as of March 31, 2017 and December 31, 2016 with a weighted average yield of 4.64% for both periods. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

The investment portfolio decreased $3.4 million during the first three months of 2017, the net result of $1.3 million in purchases, $5.4 million of maturities and prepayments and a decrease of $453,000 in the market value of securities held available for sale.

The securities in an unrealized loss position as of March 31, 2017 continue to perform and are expected to perform through maturity.  The issuers of these securities have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms.

The following is a summary of the securities portfolio by major classification at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value
Available-for-sale:
U.S. Agency obligations	$16,451	$16,419	$17,062	$16,943
Collateralized mortgage obligations	40,230	40,268	42,439	42,497
Mortgage-backed securities	74,170	72,928	75,138	73,873
Municipal bonds	60,803	60,737	60,901	60,677
Other	3,676	3,656	3,676	3,451
	$195,330	$194,008	$199,216	$197,441

The following table summarizes the securities portfolio by major classification as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
			Weighted			Weighted
			Average Tax			Average Tax
	Amortized	Fair	Equivalent	Amortized	Fair	Equivalent
(Dollars in thousands)	Cost	Value	Yield (1)	Cost	Value	Yield (1)
U.S. government agency obligations
Due after ten years	$16,451	$16,419	2.61%	$17,062	$16,943	2.61%
	16,451	16,419	0.00%	17,062	16,943	2.61%
Collateralized mortgage obligations
Due after ten years	40,230	40,268	2.41%	42,439	42,497	2.43%
	40,230	40,268	0.00%	42,439	42,497	2.43%
Mortgage-backed securities
Due after one but within five years	7,442	7,528	2.54%	7,492	7,581	2.54%
Due after five but within ten years	7,909	8,031	2.68%	5,237	5,341	3.07%
Due after ten years	58,819	57,369	2.34%	62,409	60,951	2.13%
	74,170	72,928	0.00%	75,138	73,873	2.24%
Municipal bonds
Due after one but within five years	2,189	2,239	3.09%	1,734	1,771	3.23%
Due after five but within ten years	6,139	6,191	3.32%	6,078	6,087	3.22%
Due after ten years	52,475	52,307	4.03%	53,089	52,819	4.02%
	60,803	60,737	0.00%	60,901	60,677	3.92%
Other investments
Due after five but within ten years	1,500	1,500	6.77%	1,500	1,500	6.77%
Due after ten years (2)	2,176	2,156	0.00%	2,176	1,951	0.00%
	3,676	3,656	2.76%	3,676	3,451	2.76%
Total securities available for sale
Due after one but within five years	9,631	9,767	2.66%	9,226	9,352	2.67%
Due after five but within ten years	15,548	15,722	2.67%	12,815	12,928	2.82%
Due after ten years (2)	170,151	168,519	2.75%	177,175	175,161	2.91%
	$195,330	$194,008	2.85%	$199,216	$197,441	2.85%

(1)
The marginal tax rate used to calculate tax equivalent yield was 30.0%.
(2)
Includes investments with no stated maturity date

As of March 31, 2017, the weighted average life of the Company's debt securities was 5.6 years, and the weighted average effective duration was 4.4 years.

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

The loan portfolio at March 31, 2017 totaled $1.23 billion and was composed of $78.6 million in construction and land development loans, $676.5 million in commercial real estate loans, $299.3 million in consumer real estate loans, $162.6 million in commercial and industrial loans, and $13.6 million in consumer and other loans.  Also included in loans outstanding is $486,000 in net deferred loan costs.

The loan portfolio at December 31, 2016 totaled $1.19 billion and was composed of $79.7 million in construction and land development loans, $641.7 million in commercial real estate loans, $287.1 million in consumer real estate loans, $170.7 million in commercial and industrial loans, and $11.5 million in consumer and other loans.  Also included in loans outstanding at December 31, 2016 is $518,000 in net deferred loan costs.

The following table describes the Company’s loan portfolio composition by category:

	At March 31,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$78,552	6.4%	$79,738	6.7%
Commercial real estate:
Non-farm, non-residential	391,795	31.8%	365,569	30.7%
Owner occupied	193,291	15.7%	186,892	15.7%
Multifamily, nonresidential and junior liens	91,368	7.4%	89,191	7.5%
Total commercial real estate	676,454	55.0%	641,652	53.9%
Consumer real estate:
Home equity lines	86,550	7.0%	87,489	7.3%
Secured by 1-4 family residential, secured by
first deeds of trust	208,504	16.9%	195,343	16.4%
Secured by 1-4 family residential, secured by
second deeds of trust	4,247	0.3%	4,289	0.4%
Total consumer real estate	299,301	24.3%	287,121	24.1%
Commercial and industrial loans (except those
secured by real estate)	162,580	13.2%	170,709	14.3%
Consumer and other	13,580	1.1%	11,542	1.0%
Less:
Deferred loan origination (fees) costs	486	0.0%	518	0.0%
Total loans	1,230,953	100%	1,191,280	100%
Allowance for loan losses	(8,125)		(7,909)
Total net loans	$1,222,828		$1,183,371

During the three months ended March 31, 2017, loans receivable increased by $39.7 million, or 3.3%, to $1.23 billion as of period end.  The increase in loans during the quarter is primarily attributable to new loan origination driven by the demand in the Company’s market areas.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at March 31, 2017.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At March 31, 2017
		Due after one
	Due within	year but within	Due after
(in thousands)	one year	five years	five years	Total
Fixed rate loans (1):
Construction and land development	$18,635	$15,800	$7,393	$41,828
Commercial real estate	28,371	197,775	71,081	297,227
Commercial real estate owner occupied	6,397	108,077	68,901	183,375
Multifamily, nonresidential and junior liens	1,932	42,448	14,299	58,679
Home equity lines	-	635	-	635
Secured by 1-4 family residential, secured by first
deeds of trust	6,498	69,082	126,585	202,165
Secured by 1-4 family residential, secured by
second deeds of trust	143	2,537	445	3,125
Commercial and industrial loans (except those
secured by real estate)	6,930	58,825	19,855	85,610
Consumer and other	807	2,162	7	2,976
Total at fixed rates	69,713	497,341	308,566	875,620
Variable rate loans (1):
Construction and land development	17,922	14,339	4,341	36,602
Commercial real estate	15,603	48,009	30,958	94,570
Commercial real estate owner occupied	2,475	3,442	3,999	9,916
Multifamily, nonresidential and junior liens	1	23,192	9,495	32,688
Home equity lines	3,838	11,598	70,290	85,726
Secured by 1-4 family residential, secured by first
deeds of trust	2,872	2,104	1,229	6,205
Secured by 1-4 family residential, secured by
second deeds of trust	40	698	328	1,066
Commercial and industrial loans (except those
secured by real estate)	53,713	20,058	3,199	76,970
Consumer and other	4,819	5,712	73	10,604
Total at variable rates	101,283	129,152	123,912	354,347
Subtotal	170,996	626,493	432,478	1,229,967
Non-accrual loans (2)	57	255	188	500
Gross Loans	$171,053	$626,748	$432,666	1,230,467
Deferred origination costs				486
Total loans				$1,230,953

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

The following tables present an age analysis of past due loans, segregated by class of loans as of March 31, 2017 and December 31, 2016:

	30+ Days Past Due	Non-Accrual Loans	Total Past Due	Current	Total Loans
At March 31, 2017
Construction and land development	$-	$121	$121	$78,431	$78,552
Non-farm, non-residential	-	-	-	391,795	391,795
Owner occupied	-	-	-	193,291	193,291
Multifamily, nonresidential and junior liens	-	-	-	91,368	91,368
Home equity lines	50	188	238	86,312	86,550
Secured by 1-4 family residential, secured
by first deeds of trust	643	134	777	207,727	208,504
Secured by 1-4 family residential,
secured by second deeds of trust	-	57	57	4,190	4,247
Commercial and industrial loans (except
those secured by real estate)	59	-	59	162,521	162,580
Consumer and other	-	-	-	13,580	13,580
	$752	$500	$1,252	$1,229,215	$1,230,467

At December 31, 2016
Construction and land development	$-	$125	$125	$79,613	$79,738
Non-farm, non-residential	-	-	-	365,569	365,569
Owner occupied	-	-	-	186,892	186,892
Multifamily, nonresidential and junior liens	-	-	-	89,191	89,191
Home equity lines	-	194	194	87,295	87,489
Secured by 1-4 family residential, secured
by first deeds of trust	-	531	531	194,812	195,343
Secured by 1-4 family residential,
secured by second deeds of trust	-	58	58	4,231	4,289
Commercial and industrial loans (except
those secured by real estate)	-	60	60	170,649	170,709
Consumer and other	-	-	-	11,542	11,542
	$-	$968	$968	$1,189,794	$1,190,762

The table below sets forth, for the periods indicated, information about the Company’s nonaccrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (nonaccrual loans plus nonaccrual restructured loans), and total non-performing assets.

	At March 31,	At December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans	$189	$785
Restructured loans (1)	311	183
Total nonperforming loans	500	968
Foreclosed real estate	4,740	4,740
Total nonperforming assets	$5,240	$5,708

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	8,125	7,909

Nonperforming loans to period end loans	0.04%	0.08%
Allowance for loan losses to period end
loans	0.66%	0.66%
Allowance for loan losses to
nonperforming loans	1625.00%	817.05%
Allowance for loan losses to
nonperforming assets	155.06%	138.56%
Nonperforming assets to total assets	0.34%	0.38%

(1)
    Restructured loans are also on nonaccrual status.

In addition to the above, as of March 31, 2017 the Company had $ 801,000 in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status.  In total, there were $2.7 million in loans that were considered to be impaired at March 31, 2017.  As of December 31, 2016, the Company had $3.2 million in loans that were considered to be impaired.  Of that, $2.7 million in loans were considered to be impaired for reasons other than past due, accrual or restructured status.

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

The following table presents the Company’s allowance for loan losses allocated to each category of the Company’s loan portfolio and each category of the loan portfolio as a percentage of total loans, at March 31, 2017 and at December 31, 2016.

	At March 31,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$490	6.4%	$486	6.7%
Commercial real estate	3,968	55.0%	3,719	53.9%
Consumer real estate	1,939	24.3%	1,900	24.1%
Commercial and industrial loans (except those
secured by real estate)	1,646	13.2%	1,728	14.3%
Consumer and other	82	1.1%	76	1.0%
Total	$8,125	100.0%	$7,909	100.0%

The allowance for loan losses as a percentage of gross loans outstanding was 0.66% for both March 31, 2017 and December 31, 2016.

The change in the allowance during the period resulted from net recoveries of $57,000 and loan loss provisions of $159,000 commensurate with $39.7 million of loan growth.  General reserves totaled $7.7 million or 0.63% of gross loans outstanding as of March 31, 2017, a 0.01% increase from December 31, 2016 when they totaled $7.9 million or 0.62% of loans outstanding. At March 31, 2017, specific reserves on impaired loans constituted $399,000 or 0.03% of gross loans outstanding compared to $509,000 or 0.04% of loans outstanding as of December 31, 2016.

The following table presents information regarding changes in the allowance for loan losses in detail for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2017	2016
Allowance for loan losses at beginning of the period	$7,909	$7,641
Provision for loan losses	159	-
Loans charged off:
Commercial and industrial loans (except those
secured by real estate)	(10)	-
Consumer and other	(13)	-
Total charge-offs	(23)	-
Recoveries of loans previously charged off:
Construction and land development	9	229
Commercial real estate	28	37
Consumer real estate	-	3
Commercial and industrial loans (except those
secured by real estate)	43	11
Consumer and other	-	10
Total recoveries	80	290
Net recoveries (charge-offs)	57	290
Allowance for loan losses at end of the period	$8,125	$7,931

Ratio of net charge-offs during the period
to average loans outstanding during
the period	0.00%	0.03%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of March 31, 2017 and December 31, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At March 31, 2017, non-earning assets totaled $75.6 million, a decrease of $ 589,000 from $76.2 million at December 31, 2016.  Non-earning assets at March 31, 2017 consisted of: cash and due from banks of $4.5 million, premises and equipment totaling $15.4 million, foreclosed real estate totaling $4.7 million, accrued interest receivable of $4.4 million, bank-owned life insurance, or BOLI, of $34.4 million and other assets totaling $7.4 million, with net deferred taxes of $4.7 million.

 As of March 31, 2017, the Company had an investment in bank-owned life insurance of $34.4 million, which increased $258,000 from December 31, 2016. The increase in BOLI was due to an increase in cash surrender value.  Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

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

The Company's primary focus is on establishing long-term client relationships to attract core deposits. However, the Company may use non-reciprocal brokered and other wholesale deposits to supplement local funding sources. As of March 31, 2017, non-reciprocal brokered deposits represented 4.3% of total deposits.

Total deposits at March 31, 2017 were $1.26 billion and consisted of $222.9 million in non-interest-bearing demand deposits, $848.7 million in interest-bearing checking and money market accounts, and $193.2 million in time deposits. Total deposits increased by $92.6 million from $1.17 billion as of December 31, 2016.  Non-interest-bearing demand deposits increased by $11.7 million from $211.2 million as of December 31, 2016.  Interest-bearing and money market accounts increased by $106.7 million from $742.0 million as of December 31, 2016. Time deposits decreased by $25.8 million during the three-month period ended March 31, 2017 from $219.0 million as of December 31, 2016.  The increase in deposits was primarily due to a focus on growing core customer deposits and demand in the markets in which the Company operates.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	As of
	March 31,	December 31,
Composition of Deposit Portfolio	2017	2016
Non-interest bearing	17.6%	18.0%
Interest-bearing checking accounts	23.8%	19.7%
Money markets	43.3%	43.7%
Time deposits	15.3%	18.6%
Total	100.0%	100.0%

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Three Month Period Ended March 31,
	2017			2016
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$204,486	17.6%	0.39%	$140,388	14.1%	0.40%
Money markets	529,718	45.5%	0.67%	402,430	40.5%	0.72%
Time deposits	211,564	18.2%	0.98%	292,272	29.4%	0.78%
Total interest-bearing deposits	945,768	81.2%	0.68%	835,090	84.0%	0.69%
Noninterest-bearing deposits	219,242	18.8%	-	159,129	16.0%	-
Total deposits	$1,165,010	100.0%	0.55%	$994,219	100.0%	0.58%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits and interest-bearing demand with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.55% in the first quarter of 2017 compared to 0.58% in the first quarter of 2016 due to changes in deposit mix and lower deposit interest rates.

Short-Term and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital.  As of March 31, 2017, the Company had $100.0 million in short-term debt, which consisted solely of FHLB advances compared to an outstanding balance of $150.0 million at December 31, 2016.

The Company had issued and outstanding $18.6 million in junior subordinated debentures as of March 31, 2017 and December 31, 2016. These junior subordinated debentures were issued to Paragon Commercial Capital Trust I and Paragon Commercial Capital Trust II in connection with the issuance of trust preferred securities on May 18, 2004 and May 30, 2006, respectively which were included in the Company’s annual report and filed as Exhibit 13.1 to the Form 10-K for the fiscal year ended December 31, 2016.

In the third quarter of 2016, the Company entered into a $20.0 million secured holding company line of credit with an unaffiliated institution.  The terms of the note include interest at prime plus 0.50% and will expire in September 2017.  The line is secured by 100% of the stock of the Bank owned by the Company.  The Company has not drawn on the note and has no balance at March 31, 2017.

Stockholders’ Equity

Total stockholders’ equity at March 31, 2017 was $140.1 million, an increase of $4.0 million from $136.1 million as of December 31, 2016. The change in stockholders’ equity principally represents net income to common stockholders for the three months ended March 31, 2017 of $3.4 million.  Other changes in stockholders’ equity included $112,000 in stock-based compensation and other comprehensive income of $514,000 related to net increasing values in the Company’s available for sale investment securities portfolio and its cash flow hedges.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 11.75% and 12.10% of total assets at March 31, 2017 and December 31, 2016, respectively.

The Bank has seen a net reduction in wholesale funding, maintaining liquidity sufficient to fund new loan demand and to reduce part of its wholesale funding.  When the need arises, the Bank has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary.  The Bank has established credit lines with other financial institutions to purchase up to $102.5 million in federal funds but had no such borrowings outstanding at March 31, 2017 or at December 31, 2016.  Also, as a member of the Federal Home Loan Bank of Atlanta, the Bank may obtain advances of up to 30% of assets, subject to our available collateral. The Bank had an available borrowing line at March 31, 2017 of $451.1 million at the FHLB, secured by qualifying loans.   As of that date, the Bank had $100.0 million outstanding on the line and available borrowing capacity of $351.1 million.  In addition, the Bank may borrow up to $140.2 million at the Federal Reserve discount window and has pledged loans for that purpose. As another source of short-term borrowings, the Bank also utilizes securities sold under agreements to repurchase.  At March 31, 2017, borrowings of securities sold under agreements to repurchase were $19.5 million.

At March 31, 2017, the Bank had undisbursed lines of credit of $241.8 million, and letters of credit of $4.9 million.  The Bank believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.26 billion and $1.17 billion at March 31, 2017 and December 31, 2016, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive.  Time deposits represented 15.3% and 18.6% of total deposits at March 31, 2017 and December 31, 2016, respectively.  Other than brokered time deposits, management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

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

	March 31, 2017
	1 Year	Over 1 to	Over 3 to	More Than
(in thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$145,408	$42,435	$5,406	$-	$193,249
Short term borrowings	100,000	-	-	-	100,000
Subordinated debentures	-	-	-	18,558	18,558
Operating leases	747	1,045	316	3,957	6,065
Total contractual obligations	$246,155	$43,480	$5,722	$22,515	$317,872

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

Regulatory capital ratios for the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2017 and December 31, 2016. Management expects that the Company and the Bank will continue to be in compliance with applicable regulatory capital requirements, although there can be no assurance that additional capital will not be required in the future.   The Company’s and the Bank’s capital ratios as of March 31, 2017 are presented in the table below.

			Minimum Requirements To Be:
			"Adequately Capitalized"		"Well Capitalized" (2)
			for Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
March 31, 2017
The Company
Common equity Tier 1	$168,607	12.94%	$104,271	8.00%	N/A	N/A
Total risk-based capital ratio	160,482	12.31%	78,203	6.00%	N/A	N/A
Tier 1 risk-based capital ratio	142,482	10.93%	58,652	4.50%	N/A	N/A
Tier 1 leverage ratio	160,482	10.68%	60,084	4.00%	N/A	N/A
Tangible average equity to tangible
average assets ratio (3)	138,005	8.86%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted
assets ratio (3)	142,482	10.93%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1	$165,868	12.73%	$104,232	8.00%	$130,920	10.00%
Total risk-based capital ratio	157,743	12.11%	78,174	6.00%	104,232	8.00%
Tier 1 risk-based capital ratio	157,743	12.11%	58,631	4.50%	84,689	6.50%
Tier 1 leverage ratio	157,743	10.13%	62,301	4.00%	77,876	5.00%

December 31, 2016
The Company
Common equity Tier 1	$164,740	13.21%	$99,778	8.00%	N/A	N/A
Total risk-based capital ratio	156,831	12.57%	74,833	6.00%	N/A	N/A
Tier 1 risk-based capital ratio	138,831	11.13%	56,125	4.50%	N/A	N/A
Tier 1 leverage ratio	156,831	10.05%	62,434	4.00%	N/A	N/A
Tangible average equity to tangible
average assets ratio (3)	135,656	9.11%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted
assets ratio (3)	138,831	11.13%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1	$161,925	12.99%	$99,713	8.00%	$124,641	10.00%
Total risk-based capital ratio	154,016	12.36%	74,785	6.00%	99,713	8.00%
Tier 1 risk-based capital ratio	154,016	12.36%	56,089	4.50%	81,017	6.50%
Tier 1 leverage ratio	154,016	10.37%	59,405	4.00%	74,256	5.00%

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

3)
Non-GAAP ratio

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

Our interest rate risk model indicated that the Company was liability sensitive in terms of interest rate sensitivity at February 28, 2017. Since December 31, 2016, we have slightly improved our liability sensitivity as a result of increasing the short-term cash portion of our balance sheet mix and shortening the duration of the investment portfolio. The table below illustrates the impact in year one of an immediate and sustained 200 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at February 28, 2017, November 30, 2016, and August 31, 2016:

Hypothetical	Estimated Resulting Theoretical Net Interest Income
shift in interest	February 28, 2017		November 30, 2016		August 31,2016
rates (in bps)	Amount	% Change	Amount	% Change	Amount	% Change
(dollars in thousands)
200	$48,570	-3.31%	$46,525	-4.26%	$44,744	-3.72%
0	50,231	0.00%	48,597	0.00%	46,473	0.00%
(100)	49,881	-0.70%	48,693	0.20%	46,487	0.03%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three-months ended March 31, 2017, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties unknown to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additionally, there are or will be important factors related to the proposed merger with TowneBank that could cause actual results to differ materially from anticipated results. We believe that these factors include, but are not limited to, those listed below. Capitalized terms used but not otherwise defined in this “Risk Factors” section have the meanings ascribed to them in other sections of this report.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Transaction.

Before the Transaction may be completed, the Company, the Bank, and TowneBank must obtain approvals from the FDIC, the Bureau of Financial Institutions of the Virginia State Corporation Commission and the North Carolina Commissioner of Banks. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in any party’s regulatory standing or other factors could result in an inability to obtain or a delay in receiving their approval. These regulators may impose conditions on the completion of the Transaction or require changes to the terms of the Transaction. Such conditions or changes could delay or prevent completion of the Transaction or impose additional costs on or limit the revenues of the combined company following the Transaction, any of which might have an adverse effect on the combined company following the Transaction.

Combining the companies may be more difficult, costly, or time-consuming than expected.

The Company and TowneBank have operated and, until the completion of the Transaction, will continue to operate independently. The success of the Transaction, including anticipated benefits and cost savings, will depend, in part, on TowneBank’s ability to successfully combine and integrate the businesses of TowneBank and the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Transaction. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If TowneBank experiences difficulties with the integration process, the anticipated benefits of the Transaction may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions thatcause TowneBank and/or the Company to lose customers or cause customers to remove their accounts from TowneBank and/or the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the Transaction could be less than anticipated.

The Transaction is subject to certain closing conditions that, if not satisfied or waived, will result in the Transaction not being completed. Termination of the Merger Agreement could negatively impact the Company.

The Transaction is subject to customary conditions to closing, including the receipt of required regulatory approvals and adoption of the Merger Agreement by the Company’s stockholders. If any condition to the Transaction is not satisfied or waived, to the extent permitted by law, including the absence of any unduly burdensome condition in the regulatory approvals, the Transaction will not be completed. In addition, either TowneBank or the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is adopted by the Company’s stockholders, including but not limited to, if the Transaction has not been completed on or before March 31, 2018.

If the Merger Agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Transaction, without realizing any of the anticipated benefits of completing the Transaction. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Transaction will be completed.

The Company will be subject to business uncertainties and contractual restrictions while the Transaction is pending.

The Merger Agreement restricts the Company from operating its business other than in the ordinary course and prohibits the Company from taking specified actions without TowneBank’s consent until the Transaction occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Transaction. In addition, uncertainty about the effect of the Transaction on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Transaction is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Transaction is pending, as certain employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed.

The uncertainty caused by the pending Transaction could cause the Company’s clients and business associates to seek to change their existing business relationships with the Company. These uncertainties may impair the Company’s ability to attract, retain and grow its client base until the Transaction is complete.

The market value of the merger consideration that the Company’s stockholders will receive as a result of the Transaction may fluctuate.

If the Transaction is completed, each share of the Company’s common stock will be converted into the right to receive 1.7250 shares of TowneBank common stock, and cash in lieu of any fractional shares. The market value of the merger consideration may vary from the closing price of TowneBank common stock on the date the Transaction was announced, on the date that the proxy statement/prospectus is mailed to the Company’s stockholders, on the date of the meeting of the Company’s stockholders, on the date the Transaction is consummated, and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and the regulatory situation of TowneBank and the Company. Many of these factors are beyond the control of the Company. Any change in the market price of TowneBank common stock prior to completion of the Transaction will affect the amount of and the market value of the merger consideration that the Company’s stockholders will receive upon completion of the Transaction. Accordingly, at the time of the stockholders meeting, the Company’s stockholders will not know or be able to calculate the amount or the market value of the merger consideration they would receive upon completion of the Transaction.

Further, the results of operations of the combined company following the Transaction and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of TowneBank and the Company.

If the Transaction is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Transaction.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Transaction is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Transaction.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and could require the Company to pay a termination fee of $12 million under certain circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits the Company from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by the Company to TowneBank of a termination fee in the amount of $12 million in the event that the Company or TowneBank terminates the Merger Agreement for certain specified reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits and Financial Statement Schedules.

ExhibitNo.	Description

2.1
Agreement and Plan of Reorganization, dated April 26, 2017, by and among TowneBank, TB Acquisition, LLC, Paragon Commercial Corporation and Paragon Commercial Bank (incorporated by reference to Exhibit 2.1 to Paragon Commercial Corporation’s Current Report on Form 8-K filed on May 1, 2017)

10.1
Amendment to Paragon Commercial Bank Salary Continuation Agreement for Matthew C. Davis, dated as of April 26, 2017 (amending the Paragon Commercial Bank Amended and Restated Salary Continuation Agreement dated December 29, 2016 and the Paragon Commercial Salary Continuation Agreement dated December 29, 2016)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PARAGON COMMERCIAL CORPORATION

Date: May 9, 2017	By:	/s/ Steven E. Crouse
Steven E. Crouse
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

ExhibitNo.	Description

2.1
Agreement and Plan of Reorganization, dated April 26, 2017, by and among TowneBank, TB Acquisition, LLC, Paragon Commercial Corporation and Paragon Commercial Bank (incorporated by reference to Exhibit 2.1 to Paragon Commercial Corporation’s Current Report on Form 8-K filed on May 1, 2017)

10.1
Amendment to Paragon Commercial Bank Salary Continuation Agreement for Matthew C. Davis, dated as of April 26, 2017 (amending the Paragon Commercial Bank Amended and Restated Salary Continuation Agreement dated December 29, 2016 and the Paragon Commercial Salary Continuation Agreement dated December 29, 2016)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (Unaudited)