Form 10-Q
period 2017-06-30
Paragon Commercial CORP
filed 2017-08-08
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

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

As of August 8, 2017, there were approximately 5,459,982 shares of the registrant’s common stock outstanding.

PARAGON COMMERCIAL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Part I.
Financial Information
Item 1.
Financial Statements

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
June 30, 2017 and December 31, 2016
(Balance Sheet as of December 31, 2016 is derived from Audited Financial Statements)

(In thousands, except share data)	2017	2016
Assets
Cash and due from banks:
Interest-earning	$13,380	$38,384
Noninterest-earning	4,184	4,621
Investment securities - available-for-sale, at fair value	203,544	197,441
Federal Home Loan Bank stock, at cost	12,828	8,400
Loans - net of unearned income and deferred fees	1,339,860	1,191,280
Allowance for loan losses	(8,921)	(7,909)
Net loans	1,330,939	1,183,371
Accrued interest receivable	4,690	4,368
Bank premises and equipment, net	15,233	15,642
Bank owned life insurance	34,703	34,190
Other real estate owned	4,690	4,740
Deferred tax assets	3,882	4,841
Other assets	7,494	7,769
Total assets	$1,635,567	$1,503,767

Liabilities and stockholders' equity
Deposits:
Noninterest-bearing demand	$200,944	$211,202
Interest-bearing checking and money market	794,255	742,046
Time deposits	179,531	219,007
Total deposits	1,174,730	1,172,255
Repurchase agreements and federal funds purchased	21,256	20,174
Federal Home Loan Bank advances	270,000	150,000
Other liabilities	5,730	6,679
Total liabilities	1,490,274	1,367,666
Stockholders' equity:
Common stock, $0.008 par value; 20,000,000 shares	44	44
authorized; 5,458,528 and 5,450,713 issued and
outstanding as of June 30, 2017 and December 31, 2016
Additional paid-in-capital	80,721	80,147
Accumulated other comprehensive loss	(859)	(2,840)
Retained earnings	65,387	58,750
Total stockholders' equity	145,293	136,101
Total liabilities and stockholders' equity	$1,635,567	$1,503,767

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three and Six Months Ended June 30, 2017 and 2016

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest income
Loans and fees on loans	$14,014	$11,840	$27,084	$23,030
Investment securities and FHLB stock	1,465	1,369	2,868	2,588
Federal funds and other	71	63	230	121
Total Interest income	15,550	13,272	30,182	25,739
Interest expense
Interest-bearing checking and money market	1,127	836	2,201	1,693
Time deposits	458	556	969	1,123
Borrowings and repurchase agreements	947	579	1,675	1,071
Total interest expense	2,532	1,971	4,845	3,887
Net interest income	13,018	11,301	25,337	21,852
Provision for loan losses	650	-	809	-
Net interest income after provision for loan losses	12,368	11,301	24,528	21,852
Non-interest income
Increase in cash surrender value of bank owned life insurance	255	226	513	449
Net gain on sale of securities	-	-	-	85
Service charges and fees	68	56	130	114
Mortgage origination fees and gains on sale of loans	26	33	77	65
Net loss on sale or impairment of foreclosed assets	(22)	(45)	(22)	(257)
Other fees and income	167	111	299	191
Total non-interest income	494	381	997	647
Non-interest expense
Salaries and employee benefits	4,310	3,742	8,772	7,609
Furniture, equipment and software costs	451	390	953	882
Occupancy	373	342	732	686
Data processing	580	524	1,110	820
Director related fees and expenses	253	219	477	471
Professional fees	244	182	447	419
FDIC and other supervisory assessments	201	217	367	412
Advertising and public relations	297	234	518	422
Unreimbursed loan costs and foreclosure related expenses	104	142	278	211
Merger related costs	368	-	368	-
Other	676	496	1,447	1,156
Total non-interest expense	7,857	6,488	15,469	13,088
Income before income taxes	5,005	5,194	10,056	9,411
Income tax expense	1,722	1,719	3,419	3,098
Net income	$3,283	$3,475	$6,637	$6,313

Net income per common share
Basic	$0.61	$0.76	$1.23	$1.38
	$-	$-	$-	$-
Diluted	$0.61	$0.75	$1.23	$1.37

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVEINCOME (Unaudited)
Three and Six Months Ended June 30, 2017 and 2016

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands)	2017	2016	2017	2016

Net income	$3,283	$3,475	$6,637	$6,313

Other comprehensive income items:
Securities available for sale:
Unrealized gains	2,436	2,920	2,889	3,914
Reclassification of gains recognized in net income	-	-	-	(85)
Other comprehensive income	2,436	2,920	2,889	3,829
Deferred tax expense	940	1,116	1,112	1,462
Other comprehensive income, net of tax	1,496	1,804	1,777	2,367

Cash flow hedges:
Unrealized gains (losses)	(21)	(575)	351	(2,136)
Other comprehensive income (loss)	(21)	(575)	351	(2,136)
Deferred tax (benefit) expense	8	(217)	147	(803)
Other comprehensive income (loss), net of tax	(29)	(358)	204	(1,333)

Total other comprehensive income, net of tax	1,467	1,446	1,981	1,034

Comprehensive income	$4,750	$4,921	$8,618	$7,347

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Six Months Ended June 30, 2017 and 2016

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2016	5,450,713	$44	$80,147	$(2,840)	$58,750	$136,101

Net income	-	-	-	-	6,637	6,637
Unrealized gain on securities, net of
tax expense of $1,112	-	-	-	1,777	-	1,777
Unrealized gain on cash flow hedges,
net of tax expense of $147	-	-	-	204	-	204
Restricted stock expense recognized	-	-	240	-	-	240
Stock options exercised	6,313	-	270	-	-	270
Issuance of stock for employee stock
purchase plan	1,502	-	64	-	-	64
Balance at June 30, 2017	5,458,528	$44	$80,721	$(859)	$65,387	$145,293

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	4,581,334	$37	$53,147	$(886)	$45,360	$97,658

Net income	-	-	-	-	6,313	6,313
Unrealized gain on securities, net of
tax expense of $1,462	-	-	-	2,367	-	2,367
Unrealized loss on cash flow hedges,
net of tax benefit of $803	-	-	-	(1,333)	-	(1,333)
Restricted stock expense recognized	-	-	205	-	-	205
Issuance of stock for public offering	845,588	6	26,388	-	-	26,394
Issuance of restricted stock awards	19,145	-	-	-	-	-
Issuance of stock for employee stock
purchase plan	3,799	-	105	-	-	105
Balance at June 30, 2016	5,449,866	$43	$79,845	$148	$51,673	$131,709

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2017 and 2016

(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,637	$6,313
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	704	711
Provision for loan losses	809	-
Net loss on sale or impairment of foreclosed assets	22	257
Increase in cash surrender value of life insurance	(513)	(449)
Accretion of premiums/discounts on securities, net	569	567
Net gain on sale of securities	-	(85)
Loss on disposal of property and equipment	1	-
Deferred tax expense (benefit)	(289)	196
Restricted stock expense	240	205
Changes in assets and liabilities:
Accrued interest receivable and other assets	304	(135)
Accrued interest payable and other liabilities	(949)	(293)
Net cash provided by operating activities	7,535	7,287
Cash flows from investing activities:
Net decrease in Federal Home Loan Bank stock	(4,428)	(552)
Purchase of securities available for sale	(13,526)	(39,434)
Proceeds from maturities and paydowns of securities available for sale	9,732	9,639
Proceeds from sales of securities available for sale	-	15,714
Net increase in loans	(148,377)	(88,843)
Proceeds from sale of foreclosed real estate	28	13
Additions to bank premises and equipment	(296)	(402)
Net cash used in investing activities	(156,867)	(103,865)
Cash flows from financing activities:
Net increase in demand and money market deposit accounts	41,951	170,958
Net decrease in time deposits	(39,476)	(53,604)
Net increase (decrease) in repurchase agreements	1,082	(7,890)
Net increase in FHLB and other borrowings	120,000	5,200
Net proceeds from sale of common stock	-	26,394
Issuance of common stock for employee stock purchase
plan and stock options	334	105
Net cash provided by financing activities	123,891	141,163
Net change in cash and cash equivalents	(25,441)	44,585
Cash and cash equivalents at beginning of year	43,005	55,530

Cash and cash equivalents at end of year	$17,564	$100,115

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

The Bank was incorporated on May 4, 1999 and began banking operations on May 10, 1999. The Bank is engaged in general commercial banking in Wake and Mecklenburg Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities. In addition, the Company undergoes periodic examinations by the Federal Reserve.

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

The consolidated financial information included herein as of and for the three and six month periods ended June 30, 2017 and 2016 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Company’s December 31, 2016 audited consolidated financial statements as of and for the periods ended December 31, 2016. These unaudited interim consolidated financial statements as of and for the three and six month periods ended June 30, 2017 and 2016 should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017, as amended on April 28, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accounting policies followed by the Company and other relevant information is contained in the notes to the audited consolidated financial statements as of and for the periods ended December 31, 2016, which are included within the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying unaudited consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	5,398,530	4,581,193	5,394,870	4,563,349
Dilutive effect of restricted shares	14,740	43,133	14,176	44,184
Weighted average number of shares outstanding - diluted	5,413,270	4,624,326	5,409,046	4,607,533

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Anti-dilutive stock options	-	80,500	-	80,500
Unvested restricted shares	56,733	45,338	56,733	45,338

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income.

The Company’s only two components of other comprehensive income are unrealized gains and losses on investment securities available-for-sale, net of income taxes and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company’s accumulated other comprehensive income for the six-month period ended June 30, 2017 and for the year ended December 31, 2016, respectively is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30,	December 31,
(In thousands)	2017	2016
Unrealized gains (losses) on securities available-for-sale	$1,113	$(1,775)
Deferred tax (benefit) expense	(433)	678
Other comprehensive income (loss), net of tax	680	(1,097)
Unrealized losses on cash flow hedges	(2,441)	(2,792)
Deferred tax benefit	902	1,049
Other comprehensive loss, net of tax	(1,539)	(1,743)
Total other comprehensive loss	$(859)	$(2,840)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

		Unpaid
	Unrealized	Unrealized
	Gains and	Gains and
	Losses on	Losses on
	Available-for	Cash Flow
(in thousands)	Sale Securities	Hedges	Total
Balance as of December 31, 2016	$(1,097)	$(1,743)	$(2,840)
Other comprehensive income before reclassification	1,777	204	1,981
Net current-period other comprehensive income	1,777	204	1,981
Balance as of June 30, 2017	$680	$(1,539)	$(859)

Balance as of December 31, 2015	$848	$(1,734)	$(886)
Other comprehensive income (loss) before reclassification	2,452	(1,333)	1,119
Amounts reclassified from accumulated other
comprehensive income	(85)	-	(85)
Net current-period other comprehensive income (loss)	2,367	(1,333)	1,034
Balance as of June 30, 2016	$3,215	$(3,067)	$148

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB amended the Derivatives and Hedging topic of the Accounting Standards Codification to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments became effective January 1, 2017. The amendments did not have a material effect on the Company's financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments became effective as of January 1, 2017. The amendments did not have a material effect on the Company's financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2017, the FASB amended the requirements in the Receivables—Nonrefundable Fees and Other Costs Topic of the Accounting Standards Codification related to the amortization period for certain purchased callable debt securities held at a premium. The amendments shorten the amortization period for the premium to the earliest call date. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 3 – MERGERS AND ACQUISITIONS

Proposed Merger with TowneBank

On April 26, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with TowneBank and TB Acquisition, LLC (“TB Acquisition”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into TB Acquisition (the “Merger”) and the Bank will subsequently merge with and into TowneBank (the “Bank Merger” and, together with the Merger, the “Transaction”). TB Acquisition will be the surviving entity in the Merger and TowneBank will be the surviving entity in the Bank Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares (the “Exchange Ratio”) of TowneBank common stock for each share of the Company’s common stock. Based on TowneBank’s closing price of $34.35 as of April 26, 2017, the day the Transaction was announced, the estimated aggregate purchase price was $323.4 million. The Transaction is expected to close in the first quarter of 2018, subject to stockholder and regulatory approval and other customary closing conditions.

NOTE 4 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at June 30, 2017 and December 31, 2016.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2017
Available-for-sale:
U.S. Agency obligations	$15,715	$192	$52	$15,855
Collateralized mortgage obligations	40,833	322	128	41,027
Mortgage-backed securities	75,777	360	768	75,369
Municipal bonds	66,429	1,424	56	67,797
Other	3,677	62	243	3,496
	$202,431	$2,360	$1,247	$203,544

December 31, 2016
Available-for-sale:
U.S. Agency obligations	$17,062	$44	$163	$16,943
Collateralized mortgage obligations	42,439	300	242	42,497
Mortgage-backed securities	75,138	213	1,478	73,873
Municipal bonds	60,901	474	698	60,677
Other	3,676	29	254	3,451
	$199,216	$1,060	$2,835	$197,441

The fair values of securities available-for-sale at June 30, 2017 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

		After One	After Five		No Stated
	Within	Within	Within	After	Maturity
(In thousands)	1 Year	Five Years	Ten Years	Ten Years	Date	Total
U.S. Agency obligations	$-	$-	$-	$15,855	$-	$15,855
Collateralized mortgage obligations	-	-	-	41,027	-	41,027
Mortgage-backed securities	-	7,545	7,619	60,205	-	75,369
Municipal bonds	-	2,249	8,898	56,650	-	67,797
Other	-	-	1,527	-	1,969	3,496
	$-	$9,794	$18,044	$173,737	$1,969	$203,544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$2,623	$52	$-	$-	$2,623	$52
Collateralized mortgage obligations	17,381	128	-	-	17,381	128
Mortgage-backed securities	46,180	768	-	-	46,180	768
Municipal bonds	7,116	56	-	-	7,116	56
Other	-	-	1,909	242	1,909	242
Total temporarily impaired
securities	$73,300	$1,004	$1,909	$242	$75,209	$1,246

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$10,334	$163	$-	$-	$10,334	$163
Collateralized mortgage obligations	18,124	242	-	-	18,124	242
Mortgage-backed securities	58,825	1,478	-	-	58,825	1,478
Municipal bonds	33,110	698	-	-	33,110	698
Other	1,897	254	-	-	1,897	254
Total temporarily impaired
securities	$122,290	$2,835	$-	$-	$122,290	$2,835

The table below summarizes the number of investment securities in an unrealized loss position:

	June 30,	December 31,
Available-for-sale:	2017	2016
U.S. Agency obligations	2	5
Collateralized mortgage obligations	6	6
Mortgage-backed securities	12	13
Municipal bonds	12	53
Other	1	1
	33	78

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes securities gains for the periods presented:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Gross gains on sales of securities available for sale	$-	$-	$-	$136
Gross losses on sales of securities available for sale	-	-	-	(51)
Total securities gains	$-	$-	$-	$85

Securities with a fair value of $71.0 million and $75.8 million were pledged as of June 30, 2017 and December 31, 2016, respectively, to secure repurchase agreements, lines of credit and other borrowings.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In thousands)	2017	2016
Construction and land development	$70,661	$79,738
Commercial real estate:
Non-farm, non-residential	433,486	365,569
Owner occupied	202,982	186,892
Multifamily, nonresidential and junior liens	106,106	89,191
Total commercial real estate	742,574	641,652
Consumer real estate:
Home equity lines	87,229	87,489
Secured by 1-4 family residential, secured by first deeds of trust	231,903	195,343
Secured by 1-4 family residential, secured by second deeds of trust	4,712	4,289
Total consumer real estate	323,844	287,121
Commercial and industrial loans (except those secured by real estate)	181,643	170,709
Consumer and other	20,840	11,542
Total loans	1,339,562	1,190,762
Deferred loan costs	298	518
Allowance for loan losses	(8,921)	(7,909)
Net loans	$1,330,939	$1,183,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A further breakdown of the make-up of the construction and land development and commercial real estate portfolio at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
(in thousands)	2017	2016
Construction and land development:
Land	$12,115	$12,595
Residential	29,684	36,253
Commercial	28,862	30,890
Total construction and land development	$70,661	$79,738

Commercial real estate:
Non-farm, non-residential:
Office	$137,771	$108,228
Industrial	33,240	36,264
Hotel/motel	32,054	28,453
Retail	193,781	165,434
Special purpose/Other	36,640	27,190
Total commercial real estate	433,486	365,569
Owner occupied :
Office	66,448	60,500
Industrial	52,698	46,876
Retail	30,965	31,085
Special purpose/Other	52,871	48,431
Total owner occupied	202,982	186,892

Multifamily, nonresidential and junior liens	106,106	89,191
Total commercial real estate	$742,574	$641,652

Loans are primarily made in the Research Triangle and Charlotte areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(In thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
Three months ended June 30, 2017
Beginning balance	$490	$3,968	$1,939	$1,646	$82	$8,125
Provision for loan losses	(225)	273	87	481	34	650
Loans charged off	-	-	-	-	-	-
Recoveries	138	-	-	8	-	146
Net (chargeoffs) recoveries	138	-	-	8	-	146
Ending balance	$403	$4,241	$2,026	$2,135	$116	$8,921

Six months ended June 30, 2017
Beginning balance	$486	$3,719	$1,900	$1,728	$76	$7,909
Provision for loan losses	(230)	494	126	366	53	809
Loans charged off	-	-	-	(10)	(13)	(23)
Recoveries	147	28	-	51	-	226
Net (chargeoffs) recoveries	147	28	-	41	(13)	203
Ending balance	$403	$4,241	$2,026	$2,135	$116	$8,921

Three months ended June 30, 2016
Beginning balance	$523	$3,072	$1,972	$1,790	$574	$7,931
Provision for loan losses	(125)	187	(88)	492	(466)	-
Loans charged off	-	-	-	-	(1)	(1)
Recoveries	8	19	3	25	1	56
Net recoveries	8	19	3	25	-	55
Ending balance	$406	$3,278	$1,887	$2,307	$108	$7,986

Six months ended June 30, 2016
Beginning balance	$509	$3,156	$2,046	$1,786	$144	$7,641
Provision for loan losses	(340)	66	(165)	485	(46)	-
Loans charged off	-	-	-	-	(1)	(1)
Recoveries	237	56	6	36	11	346
Net recoveries	237	56	6	36	10	345
Ending balance	$406	$3,278	$1,887	$2,307	$108	$7,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment are based on the impairment method as of June 30, 2017 and December 31, 2016 and were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
June 30, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$45	$781	$-	$826
Collectively evaluated for impairment	403	4,241	1,981	1,354	116	8,095
Total ending allowance	$403	$4,241	$2,026	$2,135	$116	$8,921

Loans:
Individually evaluated for impairment	$118	$307	$374	$2,077	$-	$2,876
Collectively evaluated for impairment	70,543	742,267	323,470	179,566	20,840	1,336,686
Total ending loans	$70,661	$742,574	$323,844	$181,643	$20,840	$1,339,562

(in thousands)
December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$223	$286	$-	$509
Collectively evaluated for impairment	486	3,719	1,677	1,442	76	7,400
Total ending allowance	$486	$3,719	$1,900	$1,728	$76	$7,909

Loans:
Individually evaluated for impairment	$125	$836	$1,121	$1,139	$-	$3,221
Collectively evaluated for impairment	79,613	640,816	286,000	169,570	11,542	1,187,541
Total ending loans	$79,738	$641,652	$287,121	$170,709	$11,542	$1,190,762

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

Impaired loans totaled $2.9 million and $3.2 million at June 30, 2017 and December 31, 2016, respectively. Included in the $2.9 million at June 30, 2017 is $600,000 of loans classified as troubled debt restructurings (“TDRs”). Included in the $3.2 million at December 31, 2016 is $1.3 million of loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. All TDRs are considered impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides information on performing and nonperforming TDRs as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In thousands)	2017	2016
Performing TDRs:
Commercial real estate	$296	$520
Consumer real estate	-	338
Commercial and industrial loans	-	297
Total performing TDRs	296	1,155

Nonperforming TDRs:
Construction and land development	118	125
Consumer real estate	186	58
Total nonperformingTDRs	304	183
Total TDRs	$600	$1,338

During the first six months of 2017, two of the six loans that were designated TDRs as of December 31, 2016 totaling $389,000 were paid off.  The largest of these for $388,000 was a residential real estate loan.  Another commercial real estate loan totaling $125,000 was refinanced and is no longer considered a TDR as the loan was refinanced at market terms.  The remaining three loans are all performing as agreed.

The Bank added one new TDR loan in February, a $130,000 business loan secured by residential property due to a restructure of the loan payment terms in response to borrower’s financial difficulties.  That loan continues to perform as agreed since restructure.

In order to quantify the value of any impairment, the Company evaluates loans individually. At June 30, 2017, the Company had $2.9 million of impaired loans. The detail of loans evaluated for impairment as of June 30, 2017 is presented below:

		Unpaid
		Contractual
(in thousands)	Recorded	Principal	Allocated
June 30, 2017	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$118	$165	$
Commercial real estate	307	307	-
Loans with a specific valuation allowance:
Consumer real estate	374	432	45
Commercial and industrial loans	2,077	2,108	781
Total	$2,876	$3,012	$826

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2016, the Company had $3.2 million of impaired loans. The detail of loans evaluated for impairment as of December 31, 2016 is presented below:

		Unpaid
		Contractual
(in thousands)	Recorded	Principal	Allocated
December 31, 2016	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$125	$195	$
Commercial real estate	836	836	-
Loans with a specific valuation allowance:
Consumer real estate	1,121	1,152	223
Commercial and industrial loans (except
those secured by real estate)	1,139	1,382	286
Total	$3,221	$3,565	$509

The average recorded investment balance of impaired loans for the three- and six-month periods ending June 30, 2017 and 2016 are as follows:

	Three months ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Balance	Income	Balance	Income
Construction and land development	$119	$-	$133	$-
Commercial real estate	307	3	1,113	13
Consumer real estate	491	3	404	4
Commercial and industrial loans	1,929	22	2,671	17
Consumer and other	-	-	13	-
Total securities gains	$2,846	$28	$4,334	$34

	Six months ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Balance	Income	Balance	Income
Construction and land development	$121	$-	$182	$-
Commercial real estate	570	13	1,633	37
Consumer real estate	611	9	406	9
Commercial and industrial loans	1,504	32	1,618	47
Consumer and other	-	-	17	-
Total securities gains	$2,806	$54	$3,856	$93

When the Company cannot reasonably expect full and timely repayment of principal and interest of its loan, the loan is placed on nonaccrual status. The Company will continue to track the contractual interest for purposes of customer reporting and any potential litigation or later collection of the loan but accrual of interest for the Company’s financial statement purposes is to be discontinued. Subsequent payments of interest can be recognized as income on a cash basis provided that full collection of principal is expected. Otherwise, all payments received are to be applied to principal only. At the time of nonaccrual, past due or accrued interest is reversed from income.

Loans over 90 days past due will be placed on nonaccrual status. Loans that are less delinquent may also be placed on nonaccrual status if full collection of principal and interest is unlikely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the recorded investment in nonaccrual loans by portfolio segment as of June 30, 2017 and December 31, 2016:

	Nonaccrual
	June 30,	December 31,
(in thousands)	2017	2016
Construction and land development	$118	$125
Commercial real state	-	783
Consumer real estate	374	-
Commercial and industrial loans	-	60
Total	$492	$968

There were no loans 90 days or more past due and accruing interest at June 30, 2017 or December 31, 2016.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by portfolio segment:

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
June 30, 2017	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$118	$118	$70,543	$70,661
Commercial real estate	-	-	-	-	-	742,574	742,574
Consumer real estate	-	-	-	374	374	323,470	323,844
Commercial and industrial loans	-	-	-	-	-	181,643	181,643
Consumer and other	-	-	-	-	-	20,840	20,840
Total	$-	$-	$-	$492	$492	$1,339,070	$1,339,562

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
December 31, 2016	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$125	$125	$79,613	$79,738
Commercial real estate	-	-	-	-	-	641,652	641,652
Consumer real estate	-	-	-	783	783	286,338	287,121
Commercial and industrial loans	-	-	-	60	60	170,649	170,709
Consumer and other	-	-	-	-	-	11,542	11,542
Total	$-	$-	$-	$968	$968	$1,189,794	$1,190,762

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off. There were no loans rated as doubtful as of June 30, 2017 or December 31, 2016.
●
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off the worthless loan even though partial recovery may be affected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty days or calendar quarter-end. There were no loans rated as loss as of June 30, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2017 and December 31, 2016 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
June 30, 2017
Construction and land development	$-	$417	$1,189	$26,200	$42,695	$42	$118	$70,661
Commercial real estate	-	210	270,566	362,522	92,486	16,790	-	742,574
Consumer real estate	48	27,908	149,905	107,810	36,662	1,137	374	323,844
Commercial and industrial loans	6,899	1,123	25,252	110,526	35,541	229	2,073	181,643
Consumer and other	782	3,466	2,363	13,061	1,168	-	-	20,840
Total	$7,729	$33,124	$449,275	$620,119	$208,552	$18,198	$2,565	$1,339,562

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
December 31, 2016
Construction and land development	$-	$1,005	$911	$22,901	$54,601	$195	$125	$79,738
Commercial real estate	-	539	223,549	311,711	87,443	18,500	-	641,652
Consumer real estate	50	19,247	130,748	102,137	33,013	1,143	783	287,121
Commercial and industrial loans	2,133	1,525	32,304	104,019	29,035	556	1,137	170,709
Consumer and other	1,160	730	1,086	7,392	1,174	-	-	11,542
Total	$3,343	$23,046	$388,598	$548,160	$205,266	$20,394	$2,045	$1,190,762

NOTE 6 - OFF-BALANCE SHEET RISK

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Financial instruments whose contract amounts
represent credit risk:
Undisbursed lines of credit	$251,049	$216,769
Standby letters of credit	5,048	3,904
Total	$256,097	$220,673

NOTE 7 - DERIVATIVES AND FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the cash flow hedges included in the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Notational	Fair	Notational	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets:
Cap 1 - maturing August 2019	$35,000	$856	$35,000	$1,011
Cap 2 - maturing September 2019	35,000	872	35,000	1,045
Cap 3 - maturing October 2019	30,000	812	30,000	929
	$100,000	$2,540	$100,000	$2,985

Remaining amortization of the premium on the interest rate caps is as follows:

(In thousands)
2017	$982
2018	2,247
2019	1,752
$4,981

The Company recorded $421,000 and $198,000 for the three-month periods ended June 30, 2017 and 2016, respectively, in amortization associated with the interest rate caps. The Company recorded $791,000 and $341,000 for the six-month periods ended June 30, 2017 and 2016, respectively, in amortization associated with the interest rate caps. Those expenses are reflected in the consolidated statements of income as a component of borrowings and repurchase agreements interest expense.

Remaining amortization of the gain associated with the exit of the swaps is as follows:

(In thousands)
2017	$37
2018	74
Thereafter	147
$258

The Company realized $12,000 and $31,000 in gains on the Swaps during the three- and six-month periods ended June 30, 2017, respectively, shown as a reduction of borrowings and repurchase agreements interest expense. These were the first returns from the Swaps.

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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 1 included marketable equity securities with readily available market values.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included agency bonds, collateralized mortgage obligations, mortgage backed securities, municipal bonds and derivatives.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2017, the Company valued certain financial assets including one corporate subordinated debenture, measured on both a recurring and a non-recurring basis, at fair value hierarchy Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of June 30, 2017 and December 31, 2016, the Company’s derivative instruments consist solely of interest rate caps.

Below is a table that presents information about assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Securities available-for-sale:
U.S. Agency obligations	$15,855	$-	$15,855	$-
Collateralized mortgage obligations	41,027	-	41,027	-
Mortgage-backed securities	75,369	-	75,369	-
Municipal bonds	67,797	-	67,797	-
Other	3,496	1,969	-	1,527
	203,544	1,969	200,048	1,527
Interest rate caps	2,540	-	2,540	-
Total assets at fair value	$206,084	$1,969	$202,588	$1,527

December 31, 2016
Securities available-for-sale:
U.S. Agency obligations	$16,943	$-	$16,943	$-
Collateralized mortgage obligations	42,497	-	42,497	-
Mortgage-backed securities	73,873	-	73,873	-
Municipal bonds	60,677	-	60,677	-
Other	3,451	1,951	-	1,500
	197,441	1,951	193,990	1,500
Interest rate caps	2,985	-	2,985	-
Total assets at fair value	$200,426	$1,951	$196,975	$1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes the Company’s activity in investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017.

Level 3
Investment
(In thousands)	Securities
Balance at December 31, 2016	$1,500
Purchases	-
Unrealized gain	27
Balance at June 30, 2017	$1,527

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $2.9 million and $3.2 million at June 30, 2017 and December 31, 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Below is a table that presents information about assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,050	$-	$-	$2,050
Other real estate owned	4,690	-	-	4,690
Total	$6,740	$-	$-	$6,740

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,712	$-	$-	$2,712
Other real estate owned	4,740	-	-	4,740
Total	$7,452	$-	$-	$7,452

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

June 30, 2017 and December 31, 2016
	Valuation	Significant	Significant
	Technique	Observable Inputs	unobservable Inputs
Impaired loans	Appraisal value	Appraisals and/or sales of comparable properties	Appraisals discounted 5% to 10% for sales commissions and other holding costs

Other real estate owned	Appraisal value/ Comparison sale/ Other estimates	Appraisals and/or sales of comparable properties	Appraisals discounted 5% to 10% for sales commissions and other holding costs

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments, none of which are held for trading purposes, at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,564	$17,564	$17,564	$-	$-
Investment securities available-for-
sale	203,544	203,544	1,969	200,048	1,527
Loans, net	1,330,939	1,331,557	-	1,329,507	2,050
Accrued interest receivable	4,690	4,690	4,690	-	-
Federal Home Loan Bank stock	12,828	12,828	-	-	12,828
Bank-owned life insurance	34,703	34,703	-	34,703	-
Interest rate caps	2,540	2,540	-	2,540	-
Financial liabilities:
Non-maturing deposits	995,199	995,199	-	995,199	-
Time deposits	179,531	179,731	-	179,731	-
Accrued interest payable	451	451	451	-	-
Repurchase agreements and
federal funds purchased	21,256	21,256	-	21,256	-
FHLB Advances and other borrowings	270,000	270,005	-	270,005	-
Subordinated debt	18,558	14,302	-	14,302	-

	December 31, 2016
	Carrying	Fair Value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$43,005	$43,005	$43,005	$-	$-
Investment securities available-for-
sale	197,441	197,441	1,951	193,990	1,500
Loans, net	1,183,371	1,184,621	-	1,181,909	2,712
Accrued interest receivable	4,368	4,368	4,368	-	-
Federal Home Loan Bank stock	8,400	8,400	-	-	8,400
Bank-owned life insurance	34,190	34,190	-	34,190	-
Interest rate caps	2,985	2,985	-	2,985	-
Financial liabilities:
Non-maturing deposits	953,248	953,248	-	953,248	-
Time deposits	219,007	219,038	-	219,038	-
Accrued interest payable	294	294	294	-	-
Repurchase agreements and
federal funds purchased	20,174	20,174	-	20,174	-
FHLB Advances and other borrowings	150,000	149,997	-	149,997	-
Subordinated debt	18,558	14,197	-	14,197	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the six-months
	ended June 30,
(In thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information:

Interest paid	$4,678	$3,907

Income taxes paid	$3,770	$2,635

Supplemental Schedule of Noncash Investing and Financing Activites:

Change in fair value of securities available-for-sale, net of taxes	$1,777	$2,367

Change in fair value of cash flow hedges, net of taxes	$204	$(1,333)

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and six-month periods ended June 30, 2017, and 2016, as well as the financial condition of the Company as of June 30, 2017 and December 31, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017, as amended on April 28, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period.

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

●
“Efficiency ratio” is defined as total non-interest expense less merger related costs divided by adjusted operating revenue. Adjusted operating revenue is equal to net interest income (taxable equivalent) plus non-interest income, adjusted to exclude the impacts of gains and losses on the sale of securities and gains and losses on the sale or write-down of foreclosed real estate. We believe the efficiency ratio is important as an indicator of productivity because it shows the amount of revenue generated by our core operations for each dollar spent. While the efficiency ratio is a measure of productivity, its value reflects the attributes of the business model we employ.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Efficiency Ratio
Non-interest expense	$7,857	$6,488	$15,469	$13,088
Merger related expenses	368	-	368	-
	$7,489	$6,488	$15,101	$13,088

Net interest taxable equivalent income	$13,351	$11,560	$25,979	$22,346
Non-interest income	494	381	997	647
Less gain on investment securities	-	-	-	(85)
Plus loss on sale or writedown of foreclosed real estate	22	45	22	257
Adjusted operating revenue	$13,867	$11,986	$26,998	$23,165

Efficiency ratio	54.01%	54.13%	57.30%	56.50%

Executive Overview of Recent Financial Performance

●
Net income available to common stockholders totaled $3.3 million, or $0.61 per diluted common share, in the second quarter (“Q2”) of 2017, which was a decrease year over year from $3.5 million, or $0.75 per diluted share, in Q2 2016.

●
Return on average assets equaled 0.83% in Q2 2017 compared to 1.00% in Q2 2016 while return on average equity equaled 9.19% in Q2 2017 compared to 13.41% for the same period in 2016.

●
The efficiency ratio, which represents operating expenses to total operating revenues, improved to 54.01% in Q2 2017 from 54.13% in Q2 2016.

●
The Company had net recoveries of charged-off loans of $146,000 in Q2 2017, compared to $55,000 in Q2 2016.

●
Annualized net loan growth was 36% in Q2 2017, resulting from net loan originations during the quarter of $108.9 million.

Proposed Merger with TowneBank

On April 26, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with TowneBank and TB Acquisition, LLC (“TB Acquisition”). Pursuant to the terms of the Merger Agreement, the Company will merge with and into TB Acquisition (the “Merger”) and the Bank will subsequently merge with and into TowneBank (the “Bank Merger” and, together with the Merger, the “Transaction”). TB Acquisition will be the surviving entity in the Merger and TowneBank will be the surviving entity in the Bank Merger.

Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares (the “Exchange Ratio”) of TowneBank common stock for each share of the Company’s common stock. Based on TowneBank’s closing price of $34.35 as of April 26, 2017, the day the Transaction was announced, the estimated aggregate purchase price was $323.4 million. The Transaction is expected to close in the first quarter of 2018, subject to stockholder and regulatory approval and other customary closing conditions.

Analysis of Results of Operations

Second Quarter 2017 compared to Second Quarter 2016

During the three-month period ended June 30, 2017, the Company had net income of $3.3 million compared to net income of $3.5 million for the same period in 2016. Basic and diluted net income per share for the quarter ended June 30, 2017 were $0.61 and $0.61, respectively, compared with basic and diluted net income per share of $0.76 and $0.75 for the same period in 2016. Income during the second quarter of 2017 was negatively impacted by merger related costs of $368,000 as well as $650,000 in additional loan loss provisions related to strong loan growth. The second quarter of 2016 had no merger related costs or loan loss provisions.

Year-to-Date 2017 compared to Year-to-Date 2016

During the six-month period ended June 30, 2017, the Company had net income of $6.6 million compared to net income of $6.3 million for the same period in 2016. Basic and diluted net income per share for the six-months ended June 30, 2017 were $1.23 and $1.23, respectively, compared with basic and diluted net income per share of $1.38 and $1.37 for the same period in 2016. Income during the six-month period ended 2017 was also negatively impacted by merger related costs of $368,000 as well as $809,000 in additional loan loss provisions related to strong loan growth. The same period in 2016 had no merger related costs or loan loss provisions.

As discussed in greater detail below, the improvements in the results of operations in the second quarter and first six months of 2017, compared to the respective periods of 2016, reflect the benefit of balance sheet growth period over period as well as continued credit improvement.

Net Interest Income

Second Quarter 2017 compared to Second Quarter 2016

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

Net interest income increased by $1.7 million to $13.0 million for the three months ended June 30, 2017. The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.53 billion in the second quarter of 2017 compared with $1.31 billion in the same period in 2016. The yield on those assets was 4.17% in the second quarter of 2017 compared to 4.15% for the same period in 2016. The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans. Meanwhile, average interest-bearing liabilities increased by $139 million from $1.08 billion for the three months ended June 30, 2016 to $1.22 billion for the same period ended June 30, 2017. The Company’s cost of these funds increased by 10 basis points year over year to 0.83% from 0.73% in the second quarter of 2016 primarily as a result of the Federal Reserve’s increase in rates impacting the cost of the Company’s borrowings at the FHLB. During the three-month period ended June 30, 2017, the Company’s net interest margin was 3.51% and net interest spread was 3.34%. In the second quarter of 2016, net interest margin was 3.55% and net interest spread was 3.42%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Three Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,272,604	$14,014	4.42%	$1,071,325	$11,840	4.44%
Investment securities (2)	213,205	1,798	3.38%	193,231	1,628	3.39%
Other interest-earning assets	41,666	71	0.68%	45,954	63	0.55%
Total interest-earning assets	1,527,475	15,883	4.17%	1,310,510	13,531	4.15%
Other assets	59,091			83,212
Total assets	$1,586,566			$1,393,722

Deposits:
Interest-bearing checking accounts	$244,569	238	0.39%	$170,209	170	0.40%
Money markets	537,884	889	0.66%	402,851	666	0.66%
Time deposits less than $100,000	11,303	30	1.08%	11,635	30	1.05%
Time deposits greater than or
equal to $100,000	177,991	428	0.96%	242,444	526	0.87%
Borrowings	249,010	947	1.53%	254,540	579	0.91%
Total interest-bearing liabilities	1,220,757	2,532	0.83%	1,081,679	1,971	0.73%
Noninterest-bearing deposits	225,725			191,994
Other liabilities	(2,748)			16,367
Stockholders' equity	142,832			103,682
Total liabilities and stockholders'
equity	$1,586,566			$1,393,722

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$13,351	3.34%		$11,560	3.42%

Net interest margin (taxable-
equivalent basis) (4)			3.51%			3.55%

Ratio of interest-bearing assets to
interest-bearing liabilities	125.13%			121.16%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$13,351			$11,560
Less:
Taxable-equivalent adjustment		333			259
Net interest income		$13,018			$11,301

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent. The taxable-equivalent adjustment was $333,000 and $259,000 for the 2017 and 2016 periods, respectively.

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

	Three Months Ended
	June 30, 2017 vs. 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$2,231	$(57)	$2,174
Investment securities	169	1	170
Other interest-earnings assets	(6)	14	8
Total interest income (taxable-
equivalent basis)	2,394	(42)	2,352

Interest expense
Deposits:
Interest-bearing checking accounts	74	(6)	68
Money markets	224	(1)	223
Time deposits less than $100,000	(1)	1	-
Time deposits greater than or
equal to $100,000	(140)	42	(98)
Borrowings	(13)	381	368
Total interest expense	144	417	561

Net interest income increase/
(decrease)(taxable equivalent basis)	$2,250	$(459)	1,791

Less:
Taxable-equivalent adjustment			74
Net interest income increase			$1,717

Year-to-Date 2017 compared to Year-to-Date 2016

Net interest income increased by $3.5 million to $25.3 million for the six months ended June 30, 2017. The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.51 billion for the six-month period ended June 30, 2017 compared with $1.27 billion in the same period in 2016. The yield on those assets was 4.12% in 2017 compared to 4.14% for the same period in 2016. The slight decline in yield was primarily the result of a 3 basis point decrease in average loan yield as a result of competitive pricing pressure. Meanwhile, average interest-bearing liabilities increased by $140.5 million from $1.07 billion for the year-to-date period ended June 30, 2016 to $1.21 billion for the same period ended June 30, 2017. The Company’s cost of these funds increased from 0.73% for the year-to-date period ended June 30, 2016 to 0.81% for the same period ended June 30, 2017. The increase was primarily as a result of the Federal Reserve’s increase in rates impacting the cost of the Company’s borrowings at the FHLB. During the six-month period ended June 30, 2017, the Company’s net interest margin was 3.47% and net interest spread was 3.31%. For the same period in 2016, net interest margin was 3.53% and net interest spread was 3.41%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Six Months Ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,240,959	$27,084	4.40%	$1,045,361	$23,020	4.43%
Investment securities (2)	210,180	3,510	3.37%	185,556	3,082	3.34%
Other interest-earnings assets	58,689	230	0.79%	41,958	121	0.58%
Total interest-earning assets	1,509,828	30,824	4.12%	1,272,875	26,233	4.14%
Other assets	56,356			85,685
Total assets	$1,566,184			$1,358,560

Deposits:
Interest-bearing checking accounts	$224,528	425	0.38%	$155,299	348	0.45%
Money markets	533,715	1,776	0.67%	402,641	1,345	0.67%
Time deposits less than $100,000	11,374	60	1.07%	11,639	60	1.03%
Time deposits greater than or
equal to $100,000	189,055	909	0.97%	261,536	1,063	0.82%
Borrowings	249,655	1,675	1.35%	236,674	1,071	0.91%
Total interest-bearing liabilities	1,208,327	4,845	0.81%	1,067,789	3,887	0.73%
Noninterest-bearing deposits	219,242			175,562
Other liabilities	(1,784)			13,823
Stockholders' equity	140,399			101,386
Total liabilities and stockholders'
equity	$1,566,184			$1,358,560

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$25,979	3.31%		$22,346	3.41%

Net interest margin (taxable-
equivalent basis) (4)			3.47%			3.53%

Ratio of interest-bearing assets to
interest-bearing liabilities	124.95%			119.21%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$25,979			$22,346
Less:
Taxable-equivalent adjustment		642			494
Net interest income		$25,337			$21,852

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent. The taxable-equivalent adjustment was $642,000 and $494,000 for the 2017 and 2016 periods, respectively.

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

	Six Months Ended
	June 30, 2017 vs. 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$4,297	$(243)	$4,054
Investment securities	408	20	428
Other interest-earning assets	48	61	109
Total interest income (taxable-
equivalent basis)	4,753	(162)	4,591

Interest expense
Deposits:
Interest-bearing checking accounts	155	(78)	77
Money markets	437	(6)	431
Time deposits less than $100,000	(1)	1	-
Time deposits greater than or
equal to $100,000	(294)	140	(154)
Borrowings	59	545	604
Total interest expense	356	602	958

Net interest income increase/
(decrease)(taxable equivalent basis)	$4,397	$(764)	3,633

Less:
Taxable-equivalent adjustment			148
Net interest income increase/
(decrease)			$3,485

Provision for Loan Losses

Second Quarter 2017 compared to Second Quarter 2016

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

The following table summarizes the changes in the allowance for loan losses for the three months ended June 30, 2017 and 2016:

(In thousands)
Three months ended June 30, 2017
Beginning balance	$8,125
Provision for loan losses	650
Loans charged off	-
Recoveries	146
Net recoveries	146
Ending balance	$8,921

Three months ended June 30, 2016
Beginning balance	$7,931
Provision for loan losses	-
Loans charged off	(1)
Recoveries	56
Net chargeoffs	55
Ending balance	$7,986

The Company recorded $650,000 in provision for loan losses in the second quarter of 2017 but did not record a provision for loan losses during the same period in 2016. The increase in the provision for 2017 was the result of rapid loan growth along with additions to impaired loans during the quarter.

Year-to-Date 2017 compared to Year-to-Date 2016

The following table summarizes the changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016:

(In thousands)
Six months ended June 30, 2017
Beginning balance	$7,909
Provision for loan losses	809
Loans charged off	(23)
Recoveries	226
Net recoveries	203
Ending balance	$8,921

Six months ended June 30, 2016
Beginning balance	$7,641
Provision for loan losses	-
Loans charged off	(1)
Recoveries	346
Net chargeoffs	345
Ending balance	$7,986

The Company recorded $809,000 in provision for loan losses in the first six months of 2017 but did not record a provision for loan losses during the same period in 2016. The increase in the provision for 2017 was primarily the result of rapid loan growth in 2017.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Non-interest income
Increase in cash surrender value of bank owned
life insurance	$255	$226	$513	$449
Net gain on sale of securities	-	-	-	85
Service charges and fees	68	56	130	114
Mortgage origination fees and gains on sale of loans	26	33	77	65
Net loss on sale or impairment of foreclosed assets	(22)	(45)	(22)	(257)
Other fees and income	167	111	299	191
Total non-interest income	$494	$381	$997	$647

Second Quarter 2017 compared to Second Quarter 2016

Non-interest income for the quarter ended June 30, 2017 was $494,000, an increase of $113,000 from $381,000 for the same period in 2016. The primary reason for the increase was an increase of $83,000 in income distributions from a minority partnership investment.

Year-to-Date 2017 compared to Year-to-Date 2016

Non-interest income for the six months ended June 30, 2017 was $997,000, an increase of $350,000 from $647,000 for the same period in 2016. The primary reason for the increase was a decrease of $257,000 in the amount of losses on sale or write-down of other real estate. This was partially offset by a decrease of $85,000 on gains of sales of securities taken during 2016.

Non-Interest Expenses

The following table provides a summary of non-interest expenses for the periods presented.

	Three months		Six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Non-interest expense
Salaries and employee benefits	$4,310	$3,742	$8,772	$7,609
Furniture, equipment and software costs	451	390	953	882
Occupancy	373	342	732	686
Data processing	580	524	1,110	820
Director related fees and expenses	253	219	477	471
Professional fees	244	182	447	419
FDIC and other supervisory assessments	201	217	367	412
Advertising and public relations	297	234	518	422
Unreimbursed loan costs and foreclosure related expenses	104	142	278	211
Merger related expenses	368	-	368	-
Other	676	496	1,447	1,156
Total non-interest expense	$7,857	$6,488	$15,469	$13,088

Second Quarter 2017 compared to Second Quarter 2016

Non-interest expenses increased period over period by $1.4 million, or 21.1%, to $7.9 million for the three-month period ended June 30, 2017, from $6.5 million for the same period in 2016. The following are highlights of the significant changes in non-interest expenses in the second quarter of 2017 compared to the second quarter of 2016.

●
Personnel expenses increased $568,000 to $4.3 million due primarily to the addition of more personnel to handle the growth of the Company.

●
The Company had merger related expenses of $368,000 in the second quarter of 2017 as a result of the April 26th announcement of the proposed merger with TowneBank.

●
Advertising fees increased $63,000 to $297,000 from $234,000 in the second quarter of 2017 due largely to costs associated with advertisement placements within more magazine related content in 2017 that were not incurred in the second quarter of 2016.

Year-to-Date 2017 compared to Year-to-Date 2016

Non-interest expenses increased period over period by $2.4 million, or 18.2%, to $15.5 million for the six-month period ended June 30, 2017, from $13.1 million for the same period in 2016. The following are highlights of the significant changes in non-interest expenses in the first six months of 2017 compared to the same period in 2016.

●
Personnel expenses increased $1.2 million to $8.8 million due primarily to the addition of more personnel to handle the rapid growth of the Company.

●
The Company had merger related expenses of $368,000 in the second quarter of 2017 as a result of the April 26th announcement of the proposed merger with TowneBank.

●
Data Processing charges increased by $290,000 primarily due to an increase in core processing related expenses associated with the growth of the Company.

Provision for Income Taxes

Income tax expense was $1.7 million in the second quarter of 2017 and 2016. The Company’s effective tax rate for the second quarter of 2017 was 34.4%, compared to 33.10% for the same period in 2016. The increase in effective tax rate was primarily due to a larger portion of the quarter over quarter growth coming from taxable instruments such as loans compared to nontaxable instruments and to nondeductible merger related costs incurred in the second quarter of 2017.

For the six-month period ended June 30, 2017, income tax expense was $3.4 million compared to $3.1 million for the same period in 2016. The Company’s effective tax rate for the six-month period ended June 30, 2017 was 34.00%, compared to 32.92% for the same period in 2016. The increase in effective tax rate was primarily due to a larger portion of the year over year growth coming from taxable instruments such as loans compared to nontaxable instruments and to nondeductible merger related costs incurred in the second quarter of 2017.

In 2017, the North Carolina state corporate income tax rate decreased from 4% to 3%.

Analysis of Financial Condition

Overview

Total assets at June 30, 2017 were $1.64 billion, an increase of $131.8 million or 8.8% over the balance as of December 31, 2016 of $1.50 billion. Interest earning assets at June 30, 2017 totaled $1.56 billion and consisted of $1.33 billion in net loans, $203.5 million in investment securities, $12.8 million in Federal Home Loan Bank of Atlanta stock, and $13.4 million in overnight investments and interest-bearing deposits in other banks. Interest earning assets at December 31, 2016 totaled $1.43 billion and consisted of $1.18 billion in net loans, $168.9 million in investment securities, $8.1 million in Federal Home Loan Bank of Atlanta stock, and $31.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and stockholders’ equity at June 30, 2017 were $1.17 billion and $145.3 million, respectively. Total deposits and stockholders’ equity at December 31, 2016 were $1.17 billion and $136.1 million, respectively.

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

Investment securities as of June 30, 2017 and December 31, 2016 were $203.5 million and $197.4 million, respectively. The Company’s investment portfolio at June 30, 2017 and December 31, 2016, consisted of U.S. government agency obligations, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other equity investments, and had a weighted average taxable equivalent yield of 2.92% and 2.83% at June 30, 2017 and December 31, 2016, respectively. The Company also held an investment of $12.8 million and $8.4 million in Federal Home Loan Bank Stock as of June 30, 2017 and December 31, 2016 with a weighted average yield of 4.87% and 4.64% for those periods. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

The investment portfolio increased $6.1 million during the first six months of 2017, the net result of $13.5 million in purchases, $9.7 million of maturities and prepayments and an increase of $2.9 million in the market value of securities held available for sale.

The securities in an unrealized loss position as of June 30, 2017 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms.

The following is a summary of the securities portfolio by major classification at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Available-for-sale:
U.S. Agency obligations	$15,715	$15,855	$17,062	$16,943
Collateralized mortgage obligations	40,833	41,027	42,439	42,497
Mortgage-backed securities	75,777	75,369	75,138	73,873
Municipal bonds	66,429	67,797	60,901	60,677
Other	3,676	3,496	3,676	3,451
	$202,430	$203,544	$199,216	$197,441

The following table summarizes the securities portfolio by major classification as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
			Weighted			Weighted
			Average Tax			Average Tax
	Amortized	Fair	Equivalent	Amortized	Fair	Equivalent
(Dollars in thousands)	Cost	Value	Yield (1)	Cost	Value	Yield (1)
U.S. government agency obligations
Due within one year	$-	$-	-	$-	$-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	15,715	15,855	2.62%	17,062	16,943	2.61%
	15,715	15,855	2.62%	17,062	16,943	2.61%
Collateralized mortgage obligations
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	40,833	41,027	2.36%	42,439	42,497	2.43%
	40,833	41,027	2.36%	42,439	42,497	2.43%
Mortgage-backed securities
Due within one year	-	-	-	-	-	-
Due after one but within five years	7,393	7,545	2.54%	7,492	7,581	2.54%
Due after five but within ten years	7,480	7,619	2.75%	5,237	5,341	3.07%
Due after ten years	60,904	60,205	2.34%	62,409	60,951	2.13%
	75,777	75,369	2.40%	75,138	73,873	2.24%
Municipal bonds
Due within one year	-	-	-	-	-	-
Due after one but within five years	2,187	2,249	3.09%	1,734	1,771	3.23%
Due after five but within ten years	8,685	8,897	3.52%	6,078	6,087	3.22%
Due after ten years	55,557	56,651	4.04%	53,089	52,819	4.02%
	66,429	67,797	3.94%	60,901	60,677	3.92%
Other investments
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	1,500	1,527	6.64%	1,500	1,500	6.77%
Due after ten years (2)	2,176	1,969	0.00%	2,176	1,951	0.00%
	3,676	3,496	2.76%	3,676	3,451	2.76%
Total securities available for sale
Due within one year	-	-	-	-	-	-
Due after one but within five years	9,580	9,794	2.66%	9,226	9,352	2.67%
Due after five but within ten years	17,665	18,043	3.47%	12,815	12,928	2.82%
Due after ten years (2)	175,185	175,707	2.88%	177,175	175,161	2.91%
	$202,430	$203,544	2.92%	$199,216	$197,441	2.85%

(1)
The marginal tax rate used to calculate tax equivalent yield was 30.0%.
(2)
Includes investments with no stated maturity date

As of June 30, 2017, the weighted average life of the Company's debt securities was 5.0 years, and the weighted average effective duration was 3.7 years.

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

The loan portfolio at June 30, 2017 totaled $1.34 billion and was composed of $70.7 million in construction and land development loans, $742.6 million in commercial real estate loans, $323.8 million in consumer real estate loans, $181.6 million in commercial and industrial loans, and $20.8 million in consumer and other loans. Also included in loans outstanding is $298,000 in net deferred loan costs.

The loan portfolio at December 31, 2016 totaled $1.19 billion and was composed of $79.7 million in construction and land development loans, $641.7 million in commercial real estate loans, $287.1 million in consumer real estate loans, $170.7 million in commercial and industrial loans, and $11.5 million in consumer and other loans. Also included in loans outstanding is $518,000 in net deferred loan costs.

The following table describes the Company’s loan portfolio composition by category:

	At June 30,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$70,661	5.3%	$79,738	6.7%
Commercial real estate:
Non-farm, non-residential	433,486	32.4%	365,569	30.7%
Owner occupied	202,982	15.1%	186,892	15.7%
Multifamily, nonresidential and junior liens	106,106	7.9%	89,191	7.5%
Total commercial real estate	742,574	55.4%	641,652	53.9%
Consumer real estate:
Home equity lines	87,229	6.5%	87,489	7.3%
Secured by 1-4 family residential, secured by
first deeds of trust	231,903	17.3%	195,343	16.4%
Secured by 1-4 family residential, secured by
second deeds of trust	4,712	0.4%	4,289	0.4%
Total consumer real estate	323,844	24.2%	287,121	24.1%
Commercial and industrial loans (except those
secured by real estate)	181,643	13.6%	170,709	14.3%
Consumer and other	20,840	1.6%	11,542	1.0%
Less:
Deferred loan origination (fees) costs	298	0.0%	518	0.0%
Total loans	1,339,860	100%	1,191,280	100%
Allowance for loan losses	(8,921)		(7,909)
Total net loans	$1,330,939		$1,183,371

During the six months ended June 30, 2017, loans receivable increased by $148.6 million, or 12.5%, to $1.34 billion as of period end. The increase in loans during the quarter is primarily attributable to new loan origination driven by the demand in the Company’s market areas.

During 2016, loans receivable increased by $175.1 million, or 17.2%, to $1.19 billion as of December 31, 2016. The increase in loans during the year is also primarily attributable to new loan origination driven by the demand in the Company’s market areas.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at June 30, 2017. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At June 30, 2017
		Due after one
	Due within	year but within	Due after
(in thousands)	one year	five years	five years	Total
Fixed rate loans (1):
Construction and land development	$15,341	$17,056	$4,065	$36,462
Commercial real estate	28,281	218,910	85,151	332,342
Commercial real estate owner occupied	11,529	102,259	75,705	189,493
Multifamily, nonresidential and junior liens	3,497	39,802	21,808	65,107
Home equity lines	-	625	-	625
Secured by 1-4 family residential, secured by first
deeds of trust	7,719	76,395	141,664	225,778
Secured by 1-4 family residential, secured by
second deeds of trust	139	2,597	716	3,452
Commercial and industrial loans (except those
secured by real estate)	12,236	68,397	20,126	100,759
Consumer and other	1,223	8,526	59	9,808
Total at fixed rates	79,965	534,567	349,294	963,826
Variable rate loans (1):
Construction and land development	15,453	13,591	5,037	34,081
Commercial real estate	19,340	42,974	38,830	101,144
Commercial real estate owner occupied	2,430	3,395	7,664	13,489
Multifamily, nonresidential and junior liens	866	22,527	17,606	40,999
Home equity lines	4,070	13,325	69,021	86,416
Secured by 1-4 family residential, secured by first
deeds of trust	2,912	2,211	872	5,995
Secured by 1-4 family residential, secured by
second deeds of trust	420	465	319	1,204
Commercial and industrial loans (except those
secured by real estate)	55,987	21,616	3,281	80,884
Consumer and other	4,523	6,371	138	11,032
Total at variable rates	106,001	126,475	142,768	375,244
Subtotal	185,966	661,042	492,062	1,339,070
Non-accrual loans (2)	56	248	188	492
Gross Loans	$186,022	$661,290	$492,250	1,339,562
Deferred origination costs				298
Total loans				$1,339,860

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

The following tables present an age analysis of past due loans, segregated by class of loans as of June 30, 2017 and December 31, 2016:

	30+	Non-	Total
	Days	Accrual	Past		Total
(in thousands)	Past Due	Loans	Due	Current	Loans
At June 30, 2017
Construction and land development	$-	$118	$118	$70,543	$70,661
Non-farm, non-residential	-	-	-	433,486	433,486
Owner occupied	-	-	-	202,982	202,982
Multifamily, nonresidential and junior liens	-	-	-	106,106	106,106
Home equity lines	-	188	188	87,041	87,229
Secured by 1-4 family residential, secured
by first deeds of trust	-	130	130	231,773	231,903
Secured by 1-4 family residential,
secured by second deeds of trust	-	56	56	4,656	4,712
Commercial and industrial loans (except
those secured by real estate)	-	-	-	181,643	181,643
Consumer and other	-	-	-	20,840	20,840
	$-	$492	$492	$1,339,070	$1,339,562

At December 31, 2016
Construction and land development	$-	$125	$125	$79,613	$79,738
Non-farm, non-residential	-	-	-	365,569	365,569
Owner occupied	-	-	-	186,892	186,892
Multifamily, nonresidential and junior liens	-	-	-	89,191	89,191
Home equity lines	-	194	194	87,295	87,489
Secured by 1-4 family residential, secured
by first deeds of trust	-	531	531	194,812	195,343
Secured by 1-4 family residential,
secured by second deeds of trust	-	58	58	4,231	4,289
Commercial and industrial loans (except
those secured by real estate)	-	60	60	170,649	170,709
Consumer and other	-	-	-	11,542	11,542
	$-	$968	$968	$1,189,794	$1,190,762

The table below sets forth, for the periods indicated, information about the Company’s nonaccrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (nonaccrual loans plus nonaccrual restructured loans), and total non-performing assets.

	At June 30,	At December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans	$188	$785
Restructured loans (1)	304	183
Total nonperforming loans	492	968
Foreclosed real estate	4,690	4,740
Total nonperforming assets	$5,182	$5,708

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	8,921	7,909

Nonperforming loans to period end loans	0.04%	0.08%
Allowance for loan losses to period end
loans	0.67%	0.66%
Allowance for loan losses to
nonperforming loans	1813.21%	817.05%
Allowance for loan losses to
nonperforming assets	172.15%	138.56%
Nonperforming assets to total assets	0.32%	0.38%

(1)
    Restructured loans are also on nonaccrual status.

In addition to the above, as of June 30, 2017 the Company had $2.6 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $2.9 million in loans that were considered to be impaired as of June 30, 2017. As of December 31, 2016, the Company had $2.7 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $3.2 million in loans that were considered to be impaired at December 31, 2016.

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

The following table presents the Company’s allowance for loan losses allocated to each category of the Company’s loan portfolio and each category of the loan portfolio as a percentage of total loans, at June 30, 2017 and at December 31, 2016.

	At June 30,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$403	5.3%	$486	6.7%
Commercial real estate	4,241	55.3%	3,719	53.9%
Consumer real estate	2,026	24.2%	1,900	24.1%
Commercial and industrial loans (except those
secured by real estate)	2,135	13.6%	1,728	14.3%
Consumer and other	116	1.6%	76	1.0%
Total	$8,921	100.0%	$7,909	100.0%

The allowance for loan losses as a percentage of gross loans outstanding was 0.67% for June 30, 2017 and 0.66% for December 31, 2016. The change in the allowance during the period resulted from net recoveries of $203,000 and loan loss provisions of $809,000 commensurate with $148.6 million of loan growth. General reserves totaled $8.1 million or 0.60% of gross loans outstanding as of June 30, 2017, a 0.02% decrease from December 31, 2016 when they totaled $7.9 million or 0.62% of loans outstanding. At June 30, 2017, specific reserves on impaired loans constituted $826,000 or 0.06% of gross loans outstanding compared to $509,000 or 0.04% of loans outstanding as of December 31, 2016.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Allowance for loan losses at beginning of the period	$8,125	$7,931	$7,909	$7,641
Provision for loan losses	650	-	809	-

Loans charged off:
Commercial and industrial loans (except those
secured by real estate)	-	-	(10)	-
Consumer and other	-	(1)	(13)	(1)
Total charge-offs	-	(1)	(23)	(1)
Recoveries of loans previously charged off:
Construction and land development	138	8	147	237
Commercial real estate	-	19	28	56
Consumer real estate	-	3	-	6
Commercial and industrial loans (except those
secured by real estate)	8	25	51	36
Consumer and other	-	1	-	11
Total recoveries	146	56	226	346
Net recoveries	146	55	203	345
Allowance for loan losses at end of the period	$8,921	$7,986	$8,921	$7,986

Ratio of net recoveries during the period
to average loans outstanding during
the period	0.01%	0.01%	0.02%	0.03%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of June 30, 2017 and December 31, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At June 30, 2017, non-earning assets totaled $74.8 million, a decrease of $1.3 million from $76.1 million at December 31, 2016. Non-earning assets at June 30, 2017 consisted of: cash and due from banks of $4.2 million, premises and equipment totaling $15.2 million, foreclosed real estate totaling $4.7 million, accrued interest receivable of $4.7 million, bank owned life insurance, or BOLI, of $34.7 million and other assets totaling $7.5 million, with net deferred taxes of $3.9 million.

At December 31, 2016, non-earning assets totaled $76.1 million. Non-earning assets at December 31, 2016 consisted of: cash and due from banks of $4.6 million, premises and equipment totaling $15.6 million, foreclosed real estate totaling $4.7 million, accrued interest receivable of $4.4 million, bank owned life insurance of $34.2 million and other assets totaling $7.8 million, with net deferred taxes of $4.8 million.

As of June 30, 2017, the Company had an investment in bank owned life insurance of $34.7 million, which increased $513,000 from December 31, 2016. The increase in BOLI was due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

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

Total deposits at June 30, 2017 were $1.17 billion and consisted of $200.9 million in non-interest-bearing demand deposits, $794.3 million in interest-bearing checking and money market accounts, and $179.5 million in time deposits. Total deposits increased by $2.48 million from $1.17 billion as of December 31, 2016. Non-interest-bearing demand deposits decreased by $10.3 million from $211.2 million as of December 31, 2016. Interest-bearing and money market accounts increased by $52.2 million from $742.0 million as of December 31, 2016. Time deposits decreased by $39.5 million during the six-month period ended June 30, 2017 from $219.0 million as of December 31, 2016. The increase in deposits was primarily due to a focus on growing core customer deposits and demand in the markets in which the Bank operates.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	As of
	June 30,	December 31,
Composition of Deposit Portfolio	2017	2016
Non-interest bearing	17.1%	18.0%
Interest-bearing checking accounts	23.7%	19.7%
Money markets	43.9%	43.7%
Time deposits	15.3%	18.6%
Total	100.0%	100.0%

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Three Month Period Ended June 30,
	2017			2016
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$244,569	20.4%	0.39%	$170,209	16.7%	0.40%
Money markets	537,884	44.9%	0.66%	402,851	39.5%	0.66%
Time deposits	189,294	15.8%	0.97%	254,079	24.9%	0.88%
Total interest-bearing deposits	971,747	81.1%	0.65%	827,139	81.2%	0.67%
Noninterest-bearing deposits	225,725	18.9%	-	191,994	18.8%	-
Total deposits	$1,197,472	100.0%	0.53%	$1,019,133	100.0%	0.55%

	For the Six Month Period Ended June 30,
	2017			2016
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$224,528	19.1%	0.38%	$155,299	15.4%	0.45%
Money markets	533,715	45.3%	0.67%	402,641	40.0%	0.67%
Time deposits	200,429	17.0%	0.98%	273,175	27.1%	0.83%
Total interest-bearing deposits	958,672	81.4%	0.67%	831,115	82.6%	0.68%
Noninterest-bearing deposits	219,242	18.6%	-	175,562	17.4%	-
Total deposits	$1,177,914	100.0%	0.54%	$1,006,677	100.0%	0.56%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits and interest-bearing demand with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.53% in the second quarter of 2017 compared to 0.55% in the second quarter of 2016 due to changes in deposit mix. The average cost of deposits was 0.53% for the six-month period ended June 30, 2017 compared to 0.56% in the second quarter of 2016 due to changes in deposit mix.

Short-Term and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. As of June 30, 2017, the Company had $270.0 million in short-term debt, which consisted solely of FHLB advances compared to an outstanding balance of $150.0 million at year-end 2016. The increase in short-term debt was due to the Company’s rapid loan growth during the first six months of 2017.

The Company had outstanding $18.6 million in junior subordinated debentures as of June 30, 2017 and December 31, 2016. These junior subordinated debentures were issued to Paragon Commercial Trust I and Paragon Commercial Trust II in connection with the issuance of trust preferred securities on May 18, 2004 and May 30, 2006, respectively. Additional information regarding the junior subordinated debentures can be found in Note 7 of the Company’s 2016 audited consolidated financial statements, which are included within the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Stockholders’ Equity

Total stockholders’ equity at June 30, 2017 was $145.3 million, an increase of $9.2 million from $136.1 million as of December 31, 2016. The change in stockholders’ equity principally represents net income to common stockholders for the six months ended June 30, 2016 of $6.6 million and other comprehensive income of $2.0 million related to net increasing values in the Company’s available for sale investment securities portfolio and its cash flow hedges.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 10.5% and 12.1% of total assets at June 30, 2017 and December 31, 2016, respectively.

The Bank has seen a net reduction in wholesale funding, maintaining liquidity sufficient to fund new loan demand and to reduce part of its wholesale funding. When the need arises, the Bank has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Bank has established credit lines with other financial institutions to purchase up to $102.5 million in federal funds and had no borrowings as of June 30, 2017 or December 31, 2016. Also, as a member of the Federal Home Loan Bank of Atlanta, the Bank may obtain advances of up to 30% of assets, subject to our available collateral. The Bank had an available borrowing line at June 30, 2017 of $465.0 million at the FHLB, secured by qualifying loans. As of that date, the Bank had $270.0 million outstanding on the line and available borrowing capacity of $195.0 million. In addition, the Bank may borrow up to $151.0 million at the Federal Reserve discount window and has pledged loans for that purpose. As another source of short-term borrowings, the Bank also utilizes securities sold under agreements to repurchase. At June 30, 2017, borrowings of securities sold under agreements to repurchase were $21.3 million.

At June 30, 2017, the Bank had undisbursed lines of credit of $251.0 million, and letters of credit of $5.0 million. The Bank believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.17 billion as of June 30, 2017 and December 31, 2016. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 15.3% and 18.6% of total deposits at June 30, 2017 and December 31, 2016, respectively. Other than brokered time deposits, management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

Management believes that current sources of funds provide adequate liquidity for the Company’s current cash flow needs. The Bank’s parent company maintains minimal cash balances. Management believes that the current cash balances plus taxes receivable will provide adequate liquidity for the Company’s current cash flow needs.

Contractual Obligations

During the second quarter of 2017, the Company amended its original lease on its Cary location. The new lease added another 2,600 square feet of additional space on the second floor of the building at 5000 Valleystone Drive, Cary, NC. The lease term is 66 months.

The following table presents the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. The table excludes liabilities recorded where management cannot reasonably estimate the timing of any payments that may be required in connection with these liabilities.

	June 30, 2017
	1 Year	Over 1 to	Over 3 to	More Than
(In thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$123,639	$51,499	$4,393	$-	$179,531
Short term borrowings	270	-	-	-	270
Subordinated debentures	-	-	-	18,558	18,558
Operating leases	781	1,060	548	4,017	6,406
Total contractual obligations	$124,690	$52,559	$4,941	$22,575	$204,765

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

Regulatory capital ratios for the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2017 and December 31, 2016. Management expects that the Company and the Bank will continue to be in compliance with applicable regulatory capital requirements, although there can be no assurance that additional capital will not be required in the future. The Company’s and the Bank’s capital ratios as of June 30, 2017 are presented in the table below.

			Minimum Requirements To Be:
			"Adequately Capitalized"		"Well Capitalized" (2)
			for Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Actions Provisions
(Dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
June 30, 2017
The Company
Total risk-based capital ratio	$172,973	12.36%	$111,969	8.000%	N/A	N/A
Tier 1 risk-based capital ratio	164,052	11.72%	83,977	6.000%	N/A	N/A
Common equity Tier 1	146,052	10.44%	62,983	4.500%	N/A	N/A
Tier 1 leverage ratio	164,052	10.34%	63,476	4.000%	N/A	N/A
Tangible equity to tangible assets ratio	146,052	9.21%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	146,052	10.44%	N/A	N/A	N/A	N/A

The Bank
Total risk-based capital ratio	$170,424	12.18%	$111,908	8.000%	$139,884	10.000%
Tier 1 risk-based capital ratio	161,503	11.55%	83,931	6.000%	111,908	8.000%
Common equity Tier 1	161,503	11.55%	62,948	4.500%	90,925	6.500%
Tier 1 leverage ratio	161,503	10.14%	63,716	4.000%	79,645	5.000%

December 31, 2016
The Company
Total risk-based capital ratio	$164,740	13.21%	$99,778	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	156,831	12.57%	74,833	6.00%	N/A	N/A
Common equity Tier 1	138,831	11.13%	56,125	4.50%	N/A	N/A
Tier 1 leverage ratio	156,831	10.05%	62,434	4.00%	N/A	N/A
Tangible equity to tangible assets ratio	138,831	9.23%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	138,831	11.31%	N/A	N/A	N/A	N/A

The Bank
Total risk-based capital ratio	$161,925	12.99%	$99,713	8.00%	$124,641	10.00%
Tier 1 risk-based capital ratio	154,016	12.36%	74,785	6.00%	99,713	8.00%
Common equity Tier 1	154,016	12.36%	56,089	4.50%	81,017	6.50%
Tier 1 leverage ratio	154,016	10.37%	59,405	4.00%	74,256	5.00%

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

Our interest rate risk model indicated that the Company was liability sensitive in terms of interest rate sensitivity at May 31, 2017. Since December 31, 2016, we have slightly decreased our liability sensitivity as a result of shortening the duration of the fixed rate loan and investment portfolios. The table below illustrates the impact in year one of an immediate and sustained 200 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at May 31, 2017, November 30, 2016, and August 31, 2016:

Hypothetical	Estimated Resulting Theoretical Net Interest Income
shift in interest	May 31, 2017		February 28, 2017		November 30, 2016
rates (in bps)	Amount	% Change	Amount	% Change	Amount	% Change
(dollars in thousands)
200	$51,743	-3.16%	$48,570	-3.31%	$46,525	-4.26%
0	53,429	0.00%	50,231	0.00%	48,597	0.00%
(100)	52,907	-0.98%	49,881	-0.70%	48,693	0.20%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or six months ended June 30, 2017, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

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

The Company and TowneBank have operated and, until the completion of the Transaction, will continue to operate independently. The success of the Transaction, including anticipated benefits and cost savings, will depend, in part, on TowneBank’s ability to successfully combine and integrate the businesses of TowneBank and the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Transaction. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If TowneBank experiences difficulties with the integration process, the anticipated benefits of the Transaction may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause TowneBank and/or the Company to lose customers or cause customers to remove their accounts from TowneBank and/or the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. In addition, the actual cost savings of the Transaction could be less than anticipated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization, dated April 26, 2017, by and among TowneBank, TB Acquisition, LLC, Paragon Commercial Corporation and Paragon Commercial Bank (incorporated by reference to Exhibit 2.1 to Paragon Commercial Corporation’s Current Report on Form 8-K filed on May 1, 2017)

10.1
Amendment to Paragon Commercial Bank Salary Continuation Agreement for Matthew C. Davis, dated as of April 26, 2017 (amending the Paragon Commercial Bank Amended and Restated Salary Continuation Agreement dated December 29, 2016 and the Paragon Commercial Salary Continuation Agreement dated December 29, 2016) (incorporated by reference to Exhibit 10.1 to Paragon Commercial Corporation’s Quarterly Report on Form 10-Q filed on May 9, 2017)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PARAGON COMMERCIAL CORPORATION

Date: August 8, 2017	By:	/s/ Steven E. Crouse
Steven E. Crouse
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization, dated April 26, 2017, by and among TowneBank, TB Acquisition, LLC, Paragon Commercial Corporation and Paragon Commercial Bank (incorporated by reference to Exhibit 2.1 to Paragon Commercial Corporation’s Current Report on Form 8-K filed on May 1, 2017)

10.1
Amendment to Paragon Commercial Bank Salary Continuation Agreement for Matthew C. Davis, dated as of April 26, 2017 (amending the Paragon Commercial Bank Amended and Restated Salary Continuation Agreement dated December 29, 2016 and the Paragon Commercial Salary Continuation Agreement dated December 29, 2016) (incorporated by reference to Exhibit 10.1 to Paragon Commercial Corporation’s Quarterly Report on Form 10-Q filed on May 9, 2017)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (Unaudited)