Form 10-Q
period 2017-09-30
Paragon Commercial CORP
filed 2017-11-09
CIK 1414374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☑	Smaller Reporting Company	☐
Emerging Growth Company	☑

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

As of November 9, 2017, there were approximately 5,460,447 shares of the registrant’s common stock outstanding.

PARAGON COMMERCIAL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Part I.  Financial Information
Item 1.  Financial Statements

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
September 30, 2017 and December 31, 2016
(Balance Sheet as of December 31, 2016 is derived from Audited Financial Statements)

(In thousands, except share data)	2017	2016
Assets
Cash and due from banks:
Interest-earning	$79,445	$38,384
Noninterest-earning	3,983	4,621
Investment securities - available-for-sale, at fair value	197,159	197,441
Federal Home Loan Bank stock, at cost	12,403	8,400
Loans - net of unearned income and deferred fees	1,389,987	1,191,280
Allowance for loan losses	(9,402)	(7,909)
Net loans	1,380,585	1,183,371
Accrued interest receivable	4,840	4,368
Bank premises and equipment, net	15,296	15,642
Bank owned life insurance	34,961	34,190
Other real estate owned	3,399	4,740
Deferred tax assets	4,270	4,841
Other assets	7,584	7,769
Total assets	$1,743,925	$1,503,767

Liabilities and stockholders' equity
Deposits:
Noninterest-bearing demand	$253,511	$211,202
Interest-bearing checking and money market	865,355	742,046
Time deposits	169,277	219,007
Total deposits	1,288,143	1,172,255
Repurchase agreements and federal funds purchased	21,064	20,174
Federal Home Loan Bank advances	260,000	150,000
Subordinated debentures	18,558	18,558
Other liabilities	7,107	6,679
Total liabilities	1,594,872	1,367,666
Stockholders' equity:
Common stock, $0.008 par value; 20,000,000 shares	44	44
authorized; 5,459,982 and 5,450,713 issued and
outstanding as of September 30, 2017 and December 31, 2016
Additional paid-in-capital	80,822	80,147
Accumulated other comprehensive loss	(1,372)	(2,840)
Retained earnings	69,559	58,750
Total stockholders' equity	149,053	136,101
Total liabilities and stockholders' equity	$1,743,925	$1,503,767

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three months		Nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest income
Loans and fees on loans	$15,241	$12,544	$42,325	$35,574
Investment securities and FHLB stock	1,501	1,214	4,369	3,802
Federal funds and other	73	97	303	218
Total Interest income	16,815	13,855	46,997	39,594
Interest expense
Interest-bearing checking and money market	1,125	966	3,326	2,659
Time deposits	472	588	1,441	1,711
Borrowings and repurchase agreements	1,376	534	3,051	1,605
Total interest expense	2,973	2,088	7,818	5,975
Net interest income	13,842	11,767	39,179	33,619
Provision for loan losses	405	391	1,214	391
Net interest income after provision for loan losses	13,437	11,376	37,965	33,228
Non-interest income
Increase in cash surrender value of bank owned life insurance	258	220	771	669
Net gain on sale of securities	-	-	-	85
Service charges and fees	75	65	205	179
Mortgage origination fees and gains on sale of loans	6	59	83	124
Net loss on sale or impairment of foreclosed assets	(311)	-	(311)	(257)
Other fees and income	246	94	523	285
Total non-interest income	274	438	1,271	1,085
Non-interest expense
Salaries and employee benefits	4,265	3,912	13,037	11,521
Furniture, equipment and software costs	418	456	1,371	1,450
Occupancy	390	362	1,122	1,048
Data processing	547	270	1,657	845
Director related fees and expenses	226	219	703	690
Professional fees	149	208	596	627
FDIC and other supervisory assessments	176	220	543	632
Advertising and public relations	228	239	746	661
Unreimbursed loan costs and foreclosure related expenses	214	172	492	383
Merger related costs	98	-	466	-
Other	663	720	2,110	2,009
Total non-interest expense	7,374	6,778	22,843	19,866
Income before income taxes	6,337	5,036	16,393	14,447
Income tax expense	2,165	1,581	5,584	4,679
Net income	$4,172	$3,455	$10,809	$9,768

Net income per common share
Basic	$0.77	$0.64	$2.00	$2.02

Diluted	$0.77	$0.64	$2.00	$2.00

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (Unaudited)
Three and Nine Months Ended September 30, 2017 and 2016

	Three months		Nine months
	ended September 30,		ended September 30,
(In thousands)	2017	2016	2017	2016

Net income	$4,172	$3,455	$10,809	$9,768

Other comprehensive income items:
Securities available for sale:
Unrealized gains (losses)	(1,123)	(1,058)	1,766	2,856
Reclassification of gains recognized in net income	-	-	-	(85)
Other comprehensive income (loss)	(1,123)	(1,058)	1,766	2,771
Deferred tax expense (benefit)	(427)	(405)	685	1,057
Other comprehensive income (loss), net of tax	(696)	(653)	1,081	1,714

Cash flow hedges:
Unrealized gains (losses)	287	544	638	(1,592)
Other comprehensive income (loss)	287	544	638	(1,592)
Deferred tax (benefit) expense	104	204	251	(599)
Other comprehensive income (loss), net of tax	183	340	387	(993)

Total other comprehensive income (loss), net of tax	(513)	(313)	1,468	721

Comprehensive income	$3,659	$3,142	$12,277	$10,489

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2017 and 2016

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2016	5,450,713	$44	$80,147	$(2,840)	$58,750	$136,101

Net income	-	-	-	-	10,809	10,809
Unrealized gain on securities, net of
tax expense of $685	-	-	-	1,081	-	1,081
Unrealized gain on cash flow hedges,
net of tax expense of $251	-	-	-	387	-	387
Restricted stock expense recognized	-	-	341	-	-	341
Stock options exercised	6,313	-	270	-	-	270
Issuance of stock for employee stock
purchase plan	2,956	-	64	-	-	64
Balance at September 30, 2017	5,459,982	$44	$80,822	$(1,372)	$69,559	$149,053

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	4,581,334	$37	$53,147	$(886)	$45,360	$97,658

Net income	-	-	-	-	9,768	9,768
Unrealized gain on securities, net of
tax expense of $1,057	-	-	-	1,714	-	1,714
Unrealized loss on cash flow hedges,
net of tax benefit of $599	-	-	-	(993)	-	(993)
Restricted stock expense recognized	-	-	319	-	-	319
Issuance of stock for public offering	845,588	6	26,392	-	-	26,398
Issuance of restricted stock awards	17,793	1	-	-	-	1
Issuance of stock for employee stock
purchase plan	5,327	-	157	-	-	157
Balance at September 30, 2016	5,450,042	$44	$80,015	$(165)	$55,128	$135,022

See accompanying notes to these unaudited consolidated financial statements.

PARAGON COMMERCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2017 and 2016

(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$10,809	$9,768
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,008	1,072
Provision for loan losses	1,214	391
Net loss on sale or impairment of foreclosed assets	311	257
Increase in cash surrender value of life insurance	(771)	(669)
Accretion of premiums/discounts on securities, net	858	567
Net gain on sale of securities	-	(85)
Gain on disposal of property and equipment	(1)	-
Deferred tax expense (benefit)	(365)	299
Restricted stock expense	341	319
Changes in assets and liabilities:
Accrued interest receivable and other assets	351	(1,317)
Accrued interest payable and other liabilities	428	(70)
Net cash provided by operating activities	14,183	10,532
Cash flows from investing activities:
Net (increase) decrease in Federal Home Loan Bank stock	(4,003)	2,636
Purchase of securities available for sale	(13,526)	(39,434)
Proceeds from maturities and paydowns of securities available for sale	14,716	16,299
Proceeds from sales of securities available for sale	-	15,714
Net increase in loans	(198,428)	(149,296)
Proceeds from sale of foreclosed real estate	1,030	13
Proceeds from sale of property and equipment	1
Additions to bank premises and equipment	(662)	(497)
Net cash used in investing activities	(200,872)	(154,565)
Cash flows from financing activities:
Net increase in demand and money market deposit accounts	165,618	292,456
Net decrease in time deposits	(49,730)	(76,218)
Net increase (decrease) in repurchase agreements	890	(10,784)
Net increase (decrease) in FHLB and other borrowings	110,000	(69,800)
Net proceeds from sale of common stock	-	26,398
Issuance of common stock for employee stock purchase
plan and exercise of stock options	334	157
Net cash provided by financing activities	227,112	162,209
Net change in cash and cash equivalents	40,423	18,176
Cash and cash equivalents at beginning of year	43,005	55,530

Cash and cash equivalents at end of year	$83,428	$73,706

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

The consolidated financial information included herein as of and for the three and nine month periods ended September 30, 2017 and 2016 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. generally accepted auditing principals (“GAAP”) for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2016 consolidated balance sheet was derived from the Company’s December 31, 2016 audited consolidated financial statements as of and for the periods ended December 31, 2016. These unaudited interim consolidated financial statements as of and for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with the audited consolidated financial statements as of and for the periods ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017, as amended on April 28, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period.

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

Basic and diluted net income per common share have been computed based upon net income as presented in the accompanying unaudited consolidated statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Shares used in the computation of earnings per share:
Weighted average number of shares outstanding - basic	5,410,029	5,406,867	5,399,978	4,846,574
Dilutive effect of restricted shares	11,359	32,729	10,975	35,867
Weighted average number of shares outstanding - diluted	5,421,388	5,439,596	5,410,953	4,882,441

Weighted average anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Anti-dilutive stock options	-	80,500	-	80,500
Unvested restricted shares	36,030	38,445	36,030	38,445

Comprehensive Income

The Company reports as comprehensive income all changes in stockholders' equity during the year from sources other than stockholders. Other comprehensive income refers to all components (revenues, expenses, gains, and losses) of comprehensive income that are excluded from net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s only two components of other comprehensive income are unrealized gains and losses on investment securities available-for-sale, net of income taxes and unrealized gains and losses on cash flow hedges, net of income taxes. Information concerning the Company’s accumulated other comprehensive income for the nine-month period ended September 30, 2017 and for the year ended December 31, 2016, respectively is as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Unrealized losses on securities available-for-sale	$(9)	$(1,775)
Deferred tax (benefit) expense	(7)	678
Other comprehensive loss, net of tax	(16)	(1,097)
Unrealized losses on cash flow hedges	(2,154)	(2,792)
Deferred tax benefit	798	1,049
Other comprehensive loss, net of tax	(1,356)	(1,743)
Total other comprehensive loss	$(1,372)	$(2,840)

The accumulated balances related to each component of other comprehensive income (loss) are as follows:

		Unpaid
	Unrealized	Unrealized
	Gains and	Gains and
	Losses on	Losses on
	Available-for	Cash Flow
	Sale Securities	Hedges	Total
Balance as of December 31, 2016	$(1,097)	$(1,743)	$(2,840)
Other comprehensive income before reclassification	1,081	387	1,468
Net current-period other comprehensive income	1,081	387	1,468
Balance as of September 30, 2017	$(16)	$(1,356)	$(1,372)

Balance as of December 31, 2015	$848	$(1,734)	$(886)
Other comprehensive income (loss) before reclassification	1,799	(993)	806
Amounts reclassified from accumulated other
comprehensive income	(85)	-	(85)
Net current-period other comprehensive income (loss)	1,714	(993)	721
Balance as of September 30, 2016	$2,562	$(2,727)	$(165)

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification (“ASC”) to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the ASC related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC 815, Derivatives and Hedging. The FASB’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. Specifically, the guidance is designed to:

●
Create better alignment of hedge accounting with risk management activities
●
Eliminate the separate measurement and recording of hedge ineffectiveness
●
Provide improvements to presentation and disclosure
●
Simplify effectiveness assessments
●
Provide some relief to private companies by aligning the timing of effectiveness testing with the timing of the issuance of financial statements.

The amendments will be effective for Company for interim and annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares (the “Exchange Ratio”) of TowneBank common stock for each share of the Company’s common stock. Based on TowneBank’ s closing price of $34.35 as of April 26, 2017, the day the Transaction was announced, the estimated aggregate purchase price was $323.4 million. The Transaction is expected to close in the first quarter of 2018, subject to stockholder and regulatory approval and other customary closing conditions.

NOTE 4 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at September
 30, 2017 and December 31, 2016.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
September 30, 2017
Available-for-sale:
U.S. Agency obligations	$15,153	$125	$58	$15,220
Collateralized mortgage obligations	38,729	219	185	38,763
Mortgage-backed securities	73,290	264	925	72,629
Municipal bonds	66,320	1,318	67	67,571
Other	3,676	50	750	2,976
	$197,168	$1,976	$1,985	$197,159

December 31, 2016
Available-for-sale:
U.S. Agency obligations	$17,062	$44	$163	$16,943
Collateralized mortgage obligations	42,439	300	242	42,497
Mortgage-backed securities	75,138	213	1,478	73,873
Municipal bonds	60,901	474	698	60,677
Other	3,676	29	254	3,451
	$199,216	$1,060	$2,835	$197,441

The fair values of securities available-for-sale at September 30, 2017 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		After One	After Five		No Stated
	Within	But Within	But Within	After	Maturity
(In thousands)	1 Year	Five Years	Ten Years	Ten Years	Date	Total
U.S. Agency obligations	$-	$-	$-	$15,220	$-	$15,220
Collateralized mortgage obligations	-	-	-	38,763	-	38,763
Mortgage-backed securities	-	7,448	7,199	57,982	-	72,629
Municipal bonds	-	2,893	8,810	55,868	-	67,571
Other	-	-	1,513	-	1,463	2,976
	$-	$10,341	$17,522	$167,833	$1,463	$197,159

The following tables show gross unrealized losses and fair values of investment securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
September 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$4,751	$58	$-	$-	$4,751	$58
Collateralized mortgage obligations	17,420	138	2,108	47	19,528	185
Mortgage-backed securities	56,516	925	-	-	56,516	925
Municipal bonds	9,042	48	1,615	19	10,657	67
Other	-	-	1,400	750	1,400	750
Total temporarily impaired
securities	$87,729	$1,169	$5,123	$816	$92,852	$1,985

	Less Than 12 Months		12 Months or Greater		Total
(In thousands)		Unrealized		Unrealized		Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available-for-sale:
U.S. Agency obligations	$10,334	$163	$-	$-	$10,334	$163
Collateralized mortgage obligations	18,124	242	-	-	18,124	242
Mortgage-backed securities	58,825	1,478	-	-	58,825	1,478
Municipal bonds	33,110	698	-	-	33,110	698
Other	1,897	254	-	-	1,897	254
Total temporarily impaired
securities	$122,290	$2,835	$-	$-	$122,290	$2,835

he table below summarizes the number of investment securities in an unrealized loss position:

	September 30,	December 31,
Available-for-sale:	2017	2016
U.S. Agency obligations	3	5
Collateralized mortgage obligations	7	6
Mortgage-backed securities	15	13
Municipal bonds	15	53
Other	1	1
	41	78

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

Securities with a fair value of $72.6 million and $75.8 million were pledged as of September 30, 2017 and December 31, 2016, respectively, to secure repurchase agreements, lines of credit and other borrowings.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In thousands)	2017	2016
Construction and land development	$75,465	$79,738
Commercial real estate:
Non-farm, non-residential	448,762	365,569
Owner occupied	221,661	186,892
Multifamily, nonresidential and junior liens	104,892	89,191
Total commercial real estate	775,315	641,652
Consumer real estate:
Home equity lines	92,285	87,489
Secured by 1-4 family residential, secured by first deeds of trust	242,655	195,343
Secured by 1-4 family residential, secured by second deeds of trust	4,425	4,289
Total consumer real estate	339,365	287,121
Commercial and industrial loans (except those secured by real estate)	178,765	170,709
Consumer and other	20,823	11,542
Total loans	1,389,733	1,190,762
Deferred loan costs	254	518
Allowance for loan losses	(9,402)	(7,909)
Net loans	$1,380,585	$1,183,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A further breakdown of the make-up of the construction and land development and commercial real estate portfolio at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Construction and land development:
Land	$9,360	$12,595
Residential	33,596	36,253
Commercial	32,509	30,890
Total construction and land development	$75,465	$79,738

Commercial real estate:
Non-farm, non-residential:
Office	$141,928	$108,228
Industrial	31,548	36,264
Hotel/motel	33,305	28,453
Retail	205,059	165,434
Special purpose/Other	36,922	27,190
Total commercial real estate	448,762	365,569
Owner occupied :
Office	77,520	60,500
Industrial	54,809	46,876
Retail	33,035	31,085
Special purpose/Other	56,297	48,431
Total owner occupied	221,661	186,892

Multifamily, nonresidential and junior liens	104,892	89,191
Total commercial real estate	$775,315	$641,652

Loans are primarily made in the Research Triangle and Charlotte areas of North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(In thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
Three months ended September 30, 2017
Beginning balance	$403	$4,241	$2,026	$2,135	$116	$8,921
Provision for loan losses	(81)	163	147	175	1	405
Loans charged off	-	-	-	(11)	-	(11)
Recoveries	80	2	-	5	-	87
Net (chargeoffs) recoveries	80	2	-	(6)	-	76
Ending balance	$402	$4,406	$2,173	$2,304	$117	$9,402

Nine months ended September 30, 2017
Beginning balance	$486	$3,719	$1,901	$1,727	$76	$7,909
Provision for loan losses	(311)	657	272	542	54	1,214
Loans charged off	-	-	-	(20)	(13)	(33)
Recoveries	227	30	-	55	-	312
Net (chargeoffs) recoveries	227	30	-	35	(13)	279
Ending balance	$402	$4,406	$2,173	$2,304	$117	$9,402

Three months ended September 30, 2016
Beginning balance	$406	$3,278	$1,887	$2,307	$108	$7,986
Provision for loan losses	(64)	128	204	147	(24)	391
Loans charged off	-	-	-	(682)	-	(682)
Recoveries	58	3	1	168	-	230
Net (chargeoffs) recoveries	58	3	1	(514)	-	(452)
Ending balance	$400	$3,409	$2,092	$1,940	$84	$7,925

Nine months ended September 30, 2016
Beginning balance	$509	$3,156	$2,046	$1,786	$144	$7,641
Provision for loan losses	(404)	194	39	632	(70)	391
Loans charged off	-	-	-	(682)	(1)	(683)
Recoveries	295	59	7	204	11	576
Net (chargeoffs) recoveries	295	59	7	(478)	10	(107)
Ending balance	$400	$3,409	$2,092	$1,940	$84	$7,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The balance in the allowance for loan losses and the recorded investment in loans by portfolio segment are based on the impairment method as of September 30, 2017 and December 31, 2016 and were as follows:

				Commercial
				& Industrial
	Construction		Consumer	Loans Not
	and Land	Commercial	Real	Secured By	Consumer	Total
(in thousands)	Development	Real Estate	Estate	Real Estate	& Other	Loans
September 30, 2017
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$37	$787	$-	$824
Collectively evaluated for impairment	402	4,406	2,136	1,517	117	8,578
Total ending allowance	$402	$4,406	$2,173	$2,304	$117	$9,402

Loans:
Individually evaluated for impairment	$114	$303	$352	$2,020	$-	$2,789
Collectively evaluated for impairment	75,351	775,012	339,013	176,745	20,823	1,386,944
Total ending loans	$75,465	$775,315	$339,365	$178,765	$20,823	$1,389,733

(in thousands)
December 31, 2016
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$223	$286	$-	$509
Collectively evaluated for impairment	486	3,719	1,677	1,442	76	7,400
Total ending allowance	$486	$3,719	$1,900	$1,728	$76	$7,909

Loans:
Individually evaluated for impairment	$125	$836	$1,121	$1,139	$-	$3,221
Collectively evaluated for impairment	79,613	640,816	286,000	169,570	11,542	1,187,541
Total ending loans	$79,738	$641,652	$287,121	$170,709	$11,542	$1,190,762

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

Impaired loans totaled $2.8 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively. Included in the $2.8 million at September 30, 2017 are $579,000 of loans classified as troubled debt restructurings (“TDRs”). Included in the $3.2 million at December 31, 2016 are $1.3 million of loans classified as TDRs. A modification of a loan’s terms constitutes a TDR if the creditor grants a concession to the borrower for economic or legal reasons related to the borrower’s financial difficulties that it would not otherwise consider. All TDRs are considered impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides information on performing and nonperforming TDRs as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In thousands)	2017	2016
Performing TDRs:
Commercial real estate	$-	$520
Consumer real estate	-	338
Commercial and industrial loans	297	297
Total performing TDRs	297	1,155

Nonperforming TDRs:
Construction and land development	114	125
Consumer real estate	168	58
Total nonperforming TDRs	282	183
Total TDRs	$579	$1,338

During the first nine months of 2017, two of the six loans totaling $339,000 that were designated TDRs as of December 31, 2016 were paid off.  The largest of these was a $338,000 residential real estate loan.  The second was a $1,000 residential lot loan.  In addition to the two paid-off notes, another commercial real estate loan totaling $519,000 previously designated as a TDR was refinanced by the Bank during the second quarter of 2017 and is no longer considered a TDR as the loan was refinanced at market terms.  The three remaining TDRs as of September 30, 2017 are all performing as agreed.

The Bank added one new TDR loan in February 2017, a $115,000 business loan secured by residential property due to a restructure of the loan payment terms in response to the borrower’s financial difficulties.  That loan continues to perform as agreed since restructure.

In order to quantify the value of any impairment, the Company evaluates impaired loans individually. At September 30, 2017, the Company had $2.8 million of impaired loans. The detail of loans evaluated for impairment as of September 30, 2017 is presented below:

		Unpaid
		Contractual
	Recorded	Principal	Allocated
September 30, 2017	Investment	Balance	Allowance
Loans without a specific valuation allowance:
Construction and land development	$114	$163	$-
Commercial real estate	303	303	-
Loans with a specific valuation allowance:
Consumer real estate	352	419	37
Commercial and industrial loans	2,020	2,051	787
Total	$2,789	$2,936	$824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2016, the Company had $3.2 million of impaired loans. The detail of loans evaluated for impairment as of December 31, 2016 is presented below:

The average recorded investment balance of impaired loans for the three- and nine-month periods ending September 30, 2017 and 2016 are as follows:

	Three months ended September 30,
	2017		2016
	Average	Interest	Average	Interest
(In thousands)	Balance	Income	Balance	Income
Construction and land development	$185	$-	$130	$-
Commercial real estate	309	7	867	10
Consumer real estate	427	5	947	7
Commercial and industrial loans	1,723	39	2,149	18
Total	$2,644	$51	$4,093	$35

	Nine months ended September 30,
	2017		2016
	Average	Interest	Average	Interest
(In thousands)	Balance	Income	Balance	Income
Construction and land development	$164	$7	$229	$-
Commercial real estate	483	16	2,398	37
Consumer real estate	528	19	951	15
Commercial and industrial loans	1,508	53	2,802	48
Consumer and other	-	-	20	-
Total	$2,683	$95	$6,400	$100

hen the Company cannot reasonably expect full and timely repayment of principal and interest of its loan, the loan is placed on nonaccrual status. The Company will continue to track the contractual interest for purposes of customer reporting and any potential litigation or later collection of the loan but accrual of interest for the Company’s financial statement purposes is to be discontinued. Subsequent payments of interest can be recognized as income on a cash basis provided that full collection of principal is expected. Otherwise, all payments received are to be applied to principal only. At the time of nonaccrual, past due or accrued interest is reversed from income.

Loans over 90 days past due at the end of any calendar month will be placed on nonaccrual status. Loans that are less delinquent may also be placed on nonaccrual status if full collection of principal and interest is unlikely.

The following table presents the recorded investment in nonaccrual loans by portfolio segment as of September 30, 2017 and December 31, 2016:

	Nonaccrual
	September 30,	December 31,
(In thousands)	2017	2016
Construction and land development	$114	$125
Commercial real state	-	783
Consumer real estate	352	-
Commercial and industrial loans	-	60
Total	$466	$968

Loans past due or 90 days past due and still accruing at September 30, 2017 were $149,000. There were no loans 90 days or more past due and accruing interest at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by portfolio segment:

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
September 30, 2017	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$114	$114	$75,351	$75,465
Commercial real estate	-	-	-	-	-	775,315	775,315
Consumer real estate	-	-	-	352	352	339,013	339,365
Commercial and industrial loans	149	-	-	-	149	178,616	178,765
Consumer and other	-	-	-	-	-	20,823	20,823
Total	$149	$-	$-	$466	$615	$1,389,118	$1,389,733

			Greater
	30 - 59	60 - 89	than 90
	Days	Days	Days		Total
(in thousands)	Past	Past	Past	Non-	Past		Total
December 31, 2016	Due	Due	Due	Accrual	Due	Current	Loans
Construction and land development	$-	$-	$-	$125	$125	$79,613	$79,738
Commercial real estate	-	-	-	-	-	641,652	641,652
Consumer real estate	-	-	-	783	783	286,338	287,121
Commercial and industrial loans	-	-	-	60	60	170,649	170,709
Consumer and other	-	-	-	-	-	11,542	11,542
Total	$-	$-	$-	$968	$968	$1,189,794	$1,190,762
redit Quality Indicators

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
o
Injection of capital;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

o
Alternative financing;
o
Liquidation of assets or the pledging of additional collateral.
The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on nonaccrual status and no definite repayment schedule exists. Doubtful is a temporary grade where a loss is expected but is presently not quantified with any degree of accuracy. Once the loss position is determined, the amount is charged off. There were no loans rated as doubtful as of September 30, 2017 or December 31, 2016.
●
Risk Grade 9 – Loss - Loans classified Loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value but rather that it is not practical or desirable to defer writing off the worthless loan even though partial recovery may be affected in the future. Probable loss portions of doubtful assets should be charged against the allowance for loan losses. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty days or calendar quarter-end. There were no loans rated as loss as of September 30, 2017 or December 31, 2016.

As of September 30, 2017 and December 31, 2016 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
September 30, 2017
Construction and land development	$-	$1,472	$1,227	$30,850	$41,767	$35	$114	$75,465
Commercial real estate	-	268	275,662	382,339	99,836	16,641	569	775,315
Consumer real estate	47	32,336	154,330	113,894	37,355	1,051	352	339,365
Commercial and industrial loans	1,334	1,065	24,234	113,343	35,664	218	2,907	178,765
Consumer and other	940	3,260	2,617	12,826	1,180	-	-	20,823
Total	$2,321	$38,401	$458,070	$653,252	$215,802	$17,945	$3,942	$1,389,733

	Risk Grade
(in thousands)	1	2	3	4	5	6	7	Total
December 31, 2016
Construction and land development	$-	$1,005	$911	$22,901	$54,601	$195	$125	$79,738
Commercial real estate	-	539	223,549	311,711	87,443	18,500	-	641,652
Consumer real estate	50	19,247	130,748	102,137	33,013	1,143	783	287,121
Commercial and industrial loans	2,133	1,525	32,304	104,019	29,035	556	1,137	170,709
Consumer and other	1,160	730	1,086	7,392	1,174	-	-	11,542
Total	$3,343	$23,046	$388,598	$548,160	$205,266	$20,394	$2,045	$1,190,762

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Financial instruments whose contract amounts
represent credit risk:
Undisbursed lines of credit	$264,514	$216,769
Standby letters of credit	5,337	3,904
Total	$269,851	$220,673

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table reflects the cash flow hedges included in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Notional	Fair	Notional	Fair
(In thousands)	Amount	Value	Amount	Value
Included in other assets:
Cap 1 - maturing August 2019	$35,000	$794	$35,000	$1,011
Cap 2 - maturing September 2019	35,000	821	35,000	1,045
Cap 3 - maturing October 2019	30,000	737	30,000	929
	$100,000	$2,352	$100,000	$2,985

Remaining amortization of the premium on the interest rate caps is as follows:

(In thousands)
2017	$508
2018	2,247
2019	1,752
$4,507

The Company recorded $474,000 and $257,000 for the three-month periods ended September 30, 2017 and 2016, respectively, in amortization associated with the interest rate caps. The Company recorded $1.3 million and $598,000 for the nine-month periods ended September 30, 2017 and 2016, respectively, in amortization associated with the interest rate caps. Those expenses are reflected in the consolidated statements of income as a component of borrowings and repurchase agreements interest expense.

Remaining amortization of the gain associated with the exit of the Swaps is as follows:

(In thousands)
2017	19
2018	74
Thereafter	147
$240

The Company realized $19,000 and $50,000 in gains on the Swaps during the three- and nine-month periods ended September 30, 2017, respectively, shown as a reduction of borrowings and repurchase agreements interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outlined below is the application of the fair value hierarchy applied to the Company’s financial assets that are carried at fair value.

Level 1 – Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 1 included marketable equity securities with readily available market values.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2017, the types of financial assets and liabilities the Company carried at fair value hierarchy Level 2 included agency bonds, collateralized mortgage obligations, mortgage backed securities, municipal bonds and derivatives.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2017, the Company valued certain financial assets including one corporate subordinated debenture, measured on both a recurring and a non-recurring basis, at fair value hierarchy Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Assets and Liabilities

Derivative instruments held or issued by the Company for risk management purposes are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using models that use primarily market observable inputs, such as yield curves and option volatilities, and include the value associated with counterparty credit risk. The Company classifies derivative instruments held or issued for risk management purposes as Level 2. As of September 30, 2017 and December 31, 2016, the Company’s derivative instruments consist solely of interest rate caps.

Below is a table that presents information about assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Securities available-for-sale:
U.S. Agency obligations	$15,220	$-	$15,220	$-
Collateralized mortgage obligations	38,763	-	38,763	-
Mortgage-backed securities	72,629	-	72,629	-
Municipal bonds	67,571	-	67,571	-
Other	2,976	1,463	-	1,513
	197,159	1,463	194,183	1,513
Interest rate caps	2,352	-	2,352	-
Total assets at fair value	$199,511	$1,463	$196,535	$1,513

December 31, 2016
Securities available-for-sale:
U.S. Agency obligations	$16,943	$-	$16,943	$-
Collateralized mortgage obligations	42,497	-	42,497	-
Mortgage-backed securities	73,873	-	73,873	-
Municipal bonds	60,677	-	60,677	-
Other	3,451	1,951	-	1,500
	197,441	1,951	193,990	1,500
Interest rate caps	2,985	-	2,985	-
Total assets at fair value	$200,426	$1,951	$196,975	$1,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below summarizes the Company’s activity in investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017.

Level 3
Investment
(In thousands)	Securities
Balance at December 31, 2016	$1,500
Purchases	-
Unrealized gain	13
Balance at September 30, 2017	$1,513

Fair Value on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis, as described below.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $2.8 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Below is a table that presents information about assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,965	$-	$-	$1,965
Other real estate owned	3,399	-	-	3,399
Total	$5,364	$-	$-	$5,364

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(In thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$2,712	$-	$-	$2,712
Other real estate owned	4,740	-	-	4,740
Total	$7,452	$-	$-	$7,452

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

September 30, 2017 and December 31, 2016
	Valuation	Significant	Significant
	Technique	Observable Inputs	unobservable Inputs
Impaired loans	Appraisal value	Appraisals and/or sales of	Appraisals discounted 5% to 10% for
	or discounted	comparable properties	sales commissions and other holding costs
	cash flows	or discounted cash flows	or discounted cash flows

Other real estate owned	Appraisal value/	Appraisals and/or sales of	Appraisals discounted 5% to 10% for
	Comparison sale/	comparable properties	sales commissions and other holding costs
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the estimated fair values and carrying amounts of the Company’s financial instruments, none of which are held for trading purposes, at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Carrying	Fair Value
(In thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$83,428	$83,428	$83,428	$-	$-
Investment securities available-for-
sale	197,159	197,159	1,463	194,183	1,513
Loans, net	1,380,585	1,380,737	-	1,378,772	1,965
Accrued interest receivable	4,840	4,840	4,840	-	-
Federal Home Loan Bank stock	12,403	12,403	-	-	12,403
Bank-owned life insurance	34,961	34,961	-	34,961	-
Interest rate caps	2,352	2,352	-	2,352	-
Financial liabilities:
Non-maturing deposits	1,118,866	1,118,866	-	1,118,866	-
Time deposits	169,277	169,349	-	169,349	-
Accrued interest payable	483	483	483	-	-
Repurchase agreements and
federal funds purchased	21,064	21,064	-	21,064	-
FHLB Advances and other borrowings	260,000	260,003	-	260,003	-
Subordinated debt	18,558	14,302	-	14,302	-

	December 31, 2016
	Carrying	Fair Value
(In thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$43,005	$43,005	$43,005	$-	$-
Investment securities available-for-
sale	197,441	197,441	1,951	193,990	1,500
Loans, net	1,183,371	1,184,621	-	1,181,909	2,712
Accrued interest receivable	4,368	4,368	4,368	-	-
Federal Home Loan Bank stock	8,400	8,400	-	-	8,400
Bank-owned life insurance	34,190	34,190	-	34,190	-
Interest rate caps	2,985	2,985	-	2,985	-
Financial liabilities:
Non-maturing deposits	953,248	953,248	-	953,248	-
Time deposits	219,007	219,038	-	219,038	-
Accrued interest payable	294	294	294	-	-
Repurchase agreements and
federal funds purchased	20,174	20,174	-	20,174	-
FHLB Advances and other borrowings	150,000	149,997	-	149,997	-
Subordinated debt	18,558	14,197	-	14,197	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – SUPPLEMENTAL CASH FLOW DISCLOSURE

	For the nine months
	ended September 30,
(In thousands)	2017	2016
Supplemental Disclosures of Cash Flow Information:

Interest paid	$7,629	$6,072

Income taxes paid	$5,570	$4,485

Supplemental Schedule of Noncash Investing and Financing Activites:

Change in fair value of securities available-for-sale, net of taxes	$1,081	$1,714

Change in fair value of cash flow hedges, net of taxes	$387	$(993)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s discussion and analysis is intended to assist readers in understanding and evaluating the financial condition and consolidated results of operations of the Company. This discussion and analysis includes descriptions of significant transactions, trends and other factors affecting the Company’s operating results for the three- and nine-month periods ended September 30, 2017, and 2016, as well as the financial condition of the Company as of September 30, 2017 and December 31, 2016. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 21, 2017, as amended on April 28, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period.

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Efficiency Ratio
Non-interest expense	$7,374	$6,778	$22,843	$19,866
Merger related expenses	98	-	466	-
	$7,276	$6,778	$22,377	$19,866

Net interest taxable equivalent income	$14,114	$12,026	$39,969	$34,371
Non-interest income	274	438	1,271	1,085
Less gain on investment securities	-	-	-	(85)
Plus loss on sale or writedown of foreclosed real
estate	311	-	311	257
Adjusted operating revenue	$14,699	$12,464	$41,551	$35,628

Efficiency ratio	49.50%	54.38%	54.98%	55.76%

Executive Overview of Recent Financial Performance

●
Net income available to common stockholders totaled $4.2 million, or $0.77 per diluted common share, in the third quarter (“Q3”) of 2017, which was an increase of $717,000 or 21% year-over-year from $3.5 million, or $0.64 per diluted share, in Q3 2016.

●
Return on average assets equaled 0.99% in Q3 2017 compared to 0.95% in Q3 2016 while return on average equity equaled 11.34% in Q3 2017 compared to 10.35% for the same period in 2016.

●
The efficiency ratio, which represents operating expenses to total operating revenues, improved to 49.50% in Q3 2017 from 54.38% in Q3 2016.

●
The Company had net recoveries of charged-off loans of $76,000 in Q3 2017, compared to $452,000 in Q3 2016.

●
Annualized net loan growth was 15% in Q3 2017, resulting from net loan originations during the quarter of $50.1 million.

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

Under the terms of the Merger Agreement, the Company’s stockholders will be entitled to receive 1.7250 shares (the “Exchange Ratio”) of TowneBank common stock for each share of the Company’s common stock. Based on TowneBank’ s closing price of $34.35 as of April 26, 2017, the day the Transaction was announced, the estimated aggregate purchase price was $323.4 million. The Transaction is expected to close in the first quarter of 2018, subject to stockholder and regulatory approval and other customary closing conditions.

Analysis of Results of Operations

Third Quarter 2017 compared to Third Quarter 2016

During the three-month period ended September 30, 2017, the Company had net income of $4.2 million compared to net income of $3.5 million for the same period in 2016. Basic and diluted net income per share for the quarter ended September 30, 2017 were both $0.77 compared with basic and diluted net income per share of $0.64 each for the same period in 2016. Income during the third quarter of 2017 was negatively impacted by merger-related costs of $98,000 as well as $405,000 in additional loan loss provisions related to loan growth. The third quarter of 2016 had no merger-related costs but a loan loss provision of $391,000 was recorded.

Year-to-Date 2017 compared to Year-to-Date 2016

During the nine-month period ended September 30, 2017, the Company had net income of $10.8 million compared to net income of $9.8 million for the same period in 2016. Basic and diluted net income per share for the nine months ended September 30, 2017 were both $2.00 compared with basic and diluted net income per share of $2.02 and $2.00, respectively, for the same period in 2016. Income during the nine-month period ended September 30, 2017 was also negatively impacted by merger-related costs of $466,000 as well as $1,214,000 in additional loan loss provisions related to strong loan growth. The same period in 2016 had no merger-related costs but a loan loss provision of $391,000.

As discussed in greater detail below, the improvements in the results of operations for the three and nine months ended September 30, 2017, compared to the respective periods of 2016, reflect the benefit of balance sheet growth period over period as well as continued credit improvement.

Net Interest Income

Third Quarter 2017 compared to Third Quarter 2016

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

Net interest income increased by $2.1 million to $13.8 million for the three months ended September 30, 2017. The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.62 billion in the third quarter of 2017 compared with $1.38 billion in the same period in 2016. The yield on those assets was 4.20% in the third quarter of 2017 compared to 4.07% for the same period in 2016. The improvement in yield was primarily the result of a shift in asset composition from lower yielding short-term investments and cash into loans and an increase in market rates. Meanwhile, average interest-bearing liabilities increased by $184 million from $1.12 billion for the three months ended September 30, 2016 to $1.30 billion for the same period ended September 30, 2017. The Company’s cost of these funds increased by 17 basis points year over year to 0.91% from 0.74% in the third quarter of 2016 primarily as a result of the Federal Reserve’s increase in rates impacting the cost of the Company’s borrowings at the FHLB. During the three-month period ended September 30, 2017, the Company’s net interest margin was 3.47% and net interest spread was 3.29%. In the third quarter of 2016, net interest margin was 3.47% and net interest spread was 3.33%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Three Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,359,440	$15,241	4.45%	$1,135,448	$12,544	4.40%
Investment securities (2)	214,564	1,773	3.28%	186,060	1,473	3.15%
Other interest-earning assets	41,471	73	0.70%	56,573	97	0.68%
Total interest-earning assets	1,615,475	17,087	4.20%	1,378,081	14,114	4.07%
Other assets	65,717			74,443
Total assets	$1,681,192			$1,452,524

Deposits:
Interest-bearing checking accounts	$229,064	205	0.36%	$186,369	167	0.36%
Money markets	547,391	920	0.67%	491,805	799	0.65%
Time deposits less than $100,000	11,065	32	1.16%	11,208	29	1.04%
Time deposits greater than or
equal to $100,000	162,916	440	1.07%	243,150	559	0.91%
Borrowings	351,634	1,376	1.55%	185,211	534	1.15%
Total interest-bearing liabilities	1,302,070	2,973	0.91%	1,117,743	2,088	0.74%
Noninterest-bearing deposits	226,173			190,745
Other liabilities	5,737			10,558
Stockholders' equity	147,212			133,478
Total liabilities and stockholders'
equity	$1,681,192			$1,452,524

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$14,114	3.29%		$12,026	3.33%

Net interest margin (taxable-
equivalent basis) (4)			3.47%			3.47%

Ratio of interest-bearing assets to
interest-bearing liabilities	124.07%			123.29%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$14,114			$12,026
Less:
Taxable-equivalent adjustment		272			259
Net interest income		$13,842			$11,767

(1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent. The taxable-equivalent adjustment was $272,000 and $259,000 for the 2017 and 2016 periods, respectively.

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

	Three Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$2,481	$216	$2,697
Investment securities	226	74	300
Other interest-earnings assets	(26)	2	(24)
Total interest income (taxable-
equivalent basis)	2,681	292	2,973

Interest expense
Deposits:
Interest-bearing checking accounts	38	-	38
Money markets	91	30	121
Time deposits less than $100,000	-	3	3
Time deposits greater than or
equal to $100,000	(185)	66	(119)
Borrowings	481	361	842
Total interest expense	425	460	885

Net interest income increase/
(decrease)(taxable equivalent basis)	$2,256	$(168)	2,088

Less:
Taxable-equivalent adjustment			13
Net interest income increase			$2,075

Year-to-Date 2017 compared to Year-to-Date 2016

Net interest income increased by $5.6 million to $39.2 million for the nine months ended September 30, 2017. The Company’s total interest income was impacted by an increase in interest earning assets. Average total interest-earning assets were $1.55 billion for the nine-month period ended September 30, 2017 compared with $1.31 billion in the same period in 2016. The yield on those assets was 4.14% in 2017 compared to 4.12% for the same period in 2016. The increase in yield was primarily the result of higher rates in the marketplace. Meanwhile, average interest-bearing liabilities increased by $155.2 million from $1.08 billion for the year-to-date period ended September 30, 2016 to $1.24 billion for the same period ended September 30, 2017. The Company’s cost of these funds increased from 0.74% for the year-to-date period ended September 30, 2016 to 0.84% for the same period ended September 30, 2017. The increase was primarily as a result of the Federal Reserve’s increase in rates impacting the cost of the Company’s borrowings at the FHLB. During the nine-month period ended September 30, 2017, the Company’s net interest margin was 3.46% and net interest spread was 3.29%. For the same period in 2016, net interest margin was 3.51% and net interest spread was 3.38%.

The following table summarizes the major components of net interest income and the related yields and costs for the quarterly periods presented.

	For the Nine Months Ended September 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Amount	Interest	Rate	Amount	Interest	Rate
Loans, net of allowance (1)	$1,280,453	$42,325	4.42%	$1,075,390	$35,574	4.42%
Investment securities (2)	211,639	5,159	3.26%	185,721	4,554	3.28%
Other interest-earnings assets	52,950	303	0.77%	46,832	218	0.62%
Total interest-earning assets	1,545,042	47,787	4.14%	1,307,943	40,346	4.12%
Other assets	66,030			81,939
Total assets	$1,611,072			$1,389,882

Deposits:
Interest-bearing checking accounts	$226,040	631	0.37%	$165,655	515	0.42%
Money markets	538,274	2,695	0.67%	432,362	2,144	0.66%
Time deposits less than $100,000	11,270	92	1.09%	11,496	89	1.04%
Time deposits greater than or
equal to $100,000	180,343	1,349	1.00%	255,407	1,622	0.85%
Borrowings	283,648	3,051	1.44%	219,461	1,605	0.98%
Total interest-bearing liabilities	1,239,575	7,818	0.84%	1,084,381	5,975	0.74%
Noninterest-bearing deposits	223,713			180,623
Other liabilities	5,114			12,790
Stockholders' equity	142,670			112,088
Total liabilities and stockholders'
equity	$1,611,072			$1,389,882

Net interest income/interest rate
spread (taxable-equivalent basis) (3)		$39,969	3.29%		$34,371	3.38%

Net interest margin (taxable-
equivalent basis) (4)			3.46%			3.51%

Ratio of interest-bearing assets to
interest-bearing liabilities	124.64%			120.62%

Reported net interest income
Net interest income (taxable-equivalent
basis)		$39,969			$34,371
Less:
Taxable-equivalent adjustment		790			752
Net interest income		$39,179			$33,619

 (1) Loans include nonaccrual loans.

(2) Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 30.0 percent. The taxable-equivalent adjustment was $790,000 and $752,000 for the 2017 and 2016 periods, respectively.

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

	Nine Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of allowance	$6,777	$(26)	$6,751
Investment securities	635	(30)	605
Other interest-earning assets	28	57	85
Total interest income (taxable-
equivalent basis)	7,440	1	7,441

Interest expense
Deposits:
Interest-bearing checking accounts	188	(72)	116
Money markets	525	26	551
Time deposits less than $100,000	(2)	5	3
Time deposits greater than or
equal to $100,000	(476)	203	(273)
Borrowings	469	977	1,446
Total interest expense	704	1,139	1,843

Net interest income increase/
(decrease)(taxable equivalent basis)	$6,736	$(1,138)	5,598

Less:
Taxable-equivalent adjustment			38
Net interest income increase/
(decrease)			$5,560

Provision for Loan Losses

Third Quarter 2017 compared to Third Quarter 2016

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

The following table summarizes the changes in the allowance for loan losses for the three months ended September 30, 2017 and 2016:

(In thousands)
Three months ended September 30, 2017
Beginning balance	$8,921
Provision for loan losses	405
Loans charged off	(11)
Recoveries	87
Net recoveries	76
Ending balance	$9,402

Three months ended September 30, 2016
Beginning balance	$7,986
Provision for loan losses	391
Loans charged off	(682)
Recoveries	230
Net chargeoffs	(452)
Ending balance	$7,925

The Company recorded $405,000 in provision for loan losses in the third quarter of 2017 and recorded a provision for loan losses of $391,000 during the same period in 2016. The increase in the provision for 2017 was the result of rapid loan growth during the quarter.

Year-to-Date 2017 compared to Year-to-Date 2016

The following table summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2017 and 2016:

(In thousands)
Nine months ended September 30, 2017
Beginning balance	$7,909
Provision for loan losses	1,214
Loans charged off	(33)
Recoveries	312
Net recoveries	279
Ending balance	$9,402

Nine months ended September 30, 2016
Beginning balance	$7,641
Provision for loan losses	391
Loans charged off	(683)
Recoveries	576
Net chargeoffs	(107)
Ending balance	$7,925

The Company recorded $1.2 million in provision for loan losses in the first nine months of 2017 and recorded a provision of $391,000 for loan losses during the same period in 2016. The increase in the provision for 2017 was primarily the result of rapid loan growth in 2017.

Non-Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months		Nine months
	ended September 30,		ended September 30,
(In thousands)	2017	2016	2017	2016
Non-interest income
Increase in cash surrender value of bank owned
life insurance	$258	$220	$771	$669
Net gain on sale of securities	-	-	-	85
Service charges and fees	75	65	205	179
Mortgage origination fees and gains on sale of loans	6	59	83	124
Net loss on sale or impairment of foreclosed assets	(311)	-	(311)	(257)
Other fees and income	246	94	523	285
Total non-interest income	$274	$438	$1,271	$1,085

Third Quarter 2017 compared to Third Quarter 2016

Non-interest income for the quarter ended September 30, 2017 was $274,000, a decrease of $164,000 from $438,000 for the same period in 2016. The primary reason for the decrease was a $311,000 loss on other real estate in 2017. There were no such losses in the same period of 2016.

Year-to-Date 2017 compared to Year-to-Date 2016

Non-interest income for the nine months ended September 30, 2017 was $1,271,000, an increase of $186,000 from $1,085,000 for the same period in 2016. The primary reason for the increase was a significant increase of $238,000 in other non-interest income as a result of additional distributions of minority partnership income.

Non-Interest Expenses

The following table provides a summary of non-interest expenses for the periods presented.

	Three months		Nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Non-interest expense
Salaries and employee benefits	$4,265	$3,912	$13,037	$11,521
Furniture, equipment and software costs	418	456	1,371	1,450
Occupancy	390	362	1,122	1,048
Data processing	547	270	1,657	845
Director related fees and expenses	226	219	703	690
Professional fees	149	208	596	627
FDIC and other supervisory assessments	176	220	543	632
Advertising and public relations	228	239	746	661
Unreimbursed loan costs and foreclosure related expenses	214	172	492	383
Merger related expenses	98	-	466	-
Other	663	720	2,110	2,009
Total non-interest expense	$7,374	$6,778	$22,843	$19,866

Third Quarter 2017 compared to Third Quarter 2016

Non-interest expense increased period over period by $600,000, or 8.8%, to $7.4 million for the three-month period ended September 30, 2017, from $6.8 million for the same period in 2016. The following are highlights of the significant changes in non-interest expense in the third quarter of 2017 compared to the third quarter of 2016.

●
Personnel expenses increased $353,000 to $4.3 million due primarily to the addition of temporary personnel to compensate for the departure of employees who have left the Company due to the proposed merger with TowneBank.

●
Data processing expense increased $208,000 to $547,000 from $339,000 in the third quarter of 2017. This was due primarily due to an increase in core processing related expenses associated with the growth of the Company.

●
The Company had merger-related expenses of $98,000 in the third quarter of 2017 as a result of the April 26, 2017 announcement of the proposed merger with TowneBank.

Year-to-Date 2017 compared to Year-to-Date 2016

Non-interest expense increased period over period by $3.0 million, or 15.0%, to $22.8 million for the nine-month period ended September 30, 2017, from $19.9 million for the same period in 2016. The following are highlights of the significant changes in non-interest expense in the first nine months of 2017 compared to the same period in 2016.

●
Personnel expenses increased $1.5 million to $13.0 million due primarily to the addition of temporary personnel to compensate for the departure of employees who have left the Company due to the proposed merger with TowneBank.

●
The Company had merger-related expenses of $466,000 in the first nine months of 2017 as a result of the proposed merger with TowneBank. There were no such costs in the same period of 2016.

●
Data processing expense increased by $498,000 primarily due to an increase in core processing related expenses associated with the growth of the Company.

Provision for Income Taxes

Income tax expense was $2.2 million in the third quarter of 2017 and $1.6 million for the same period in 2016. The Company’s effective tax rate for the third quarter of 2017 was 34.2%, compared to 31.4% for the same period in 2016. The increase in effective tax rate was primarily due to a larger portion of the quarter-over-quarter growth coming from taxable instruments such as loans compared to nontaxable instruments and to nondeductible merger-related costs incurred in the third quarter of 2017.

For the nine-month period ended September 30, 2017, income tax expense was $5.6 million compared to $4.7 million for the same period in 2016. The Company’s effective tax rate for the nine-month period ended September 30, 2017 was 34.1%, compared to 32.4% for the same period in 2016. The increase in effective tax rate was primarily due to a larger portion of the year over year growth coming from taxable instruments such as loans compared to nontaxable instruments and to nondeductible merger-related costs incurred in the third quarter of 2017.

Also, in 2017, the North Carolina state corporate income tax rate decreased from 4% to 3%.

Analysis of Financial Condition

Overview

Total assets at September 30, 2017 were $1.74 billion, an increase of $240.2 million or 16.0% over the balance as of December 31, 2016 of $1.50 billion. Interest earning assets at September 30, 2017 totaled $1.68 billion and consisted of $1.38 billion in net loans, $197.2 million in investment securities, $12.4 million in Federal Home Loan Bank of Atlanta stock, and $79.4 million in overnight investments and interest-bearing deposits in other banks. Interest earning assets at December 31, 2016 totaled $1.43 billion and consisted of $1.18 billion in net loans, $168.9 million in investment securities, $8.1 million in Federal Home Loan Bank of Atlanta stock, and $31.0 million in overnight investments and interest-bearing deposits in other banks. Total deposits and stockholders’ equity at September 30, 2017 were $1.29 billion and $149.1 million, respectively. Total deposits and stockholders’ equity at December 31, 2016 were $1.17 billion and $136.1 million, respectively.

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

Investment securities as of September 30, 2017 and December 31, 2016 were $197.2 million and $197.4 million, respectively. The Company’s investment portfolio at September 30, 2017 and December 31, 2016, consisted of U.S. government agency obligations, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and other equity investments, and had a weighted average taxable equivalent yield of 2.93% and 2.85% at September 30, 2017 and December 31, 2016, respectively. The Company also held an investment of $12.4 million and $8.4 million in Federal Home Loan Bank Stock as of September 30, 2017 and December 31, 2016 with a weighted average yield of 4.91% and 4.64% for those periods. The FHLB stock is recorded at cost and is classified separately from investment securities on the consolidated balance sheets.

The investment portfolio decreased $282,000 during the first nine months of 2017, the net result of $13.5 million in purchases, $14.7 million of maturities and prepayments and an increase of $1.8 million in the market value of securities held available for sale.

The securities in an unrealized loss position as of September 30, 2017 continue to perform and are expected to perform through maturity, and the issuers have not experienced significant adverse events that would call into question their ability to repay these debt obligations according to contractual terms.

The following is a summary of the securities portfolio by major classification at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Available-for-sale:
U.S. Agency obligations	$15,153	$15,220	$17,062	$16,943
Collateralized mortgage obligations	38,729	38,763	42,439	42,497
Mortgage-backed securities	73,290	72,629	75,138	73,873
Municipal bonds	66,320	67,571	60,901	60,677
Other	3,676	2,976	3,676	3,451
Total	$197,168	$197,159	$199,216	$197,441

The following table summarizes the securities portfolio by major classification as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
			Weighted			Weighted
			Average Tax			Average Tax
	Amortized	Fair	Equivalent	Amortized	Fair	Equivalent
(Dollars in thousands)	Cost	Value	Yield (1)	Cost	Value	Yield (1)
U.S. government agency obligations
Due within one year	$-	$-	-	$-	$-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	15,153	15,220	2.62%	17,062	16,943	2.61%
	15,153	15,220	2.62%	17,062	16,943	2.61%
Collateralized mortgage obligations
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	-	-	-	-	-	-
Due after ten years	38,729	38,763	2.37%	42,439	42,497	2.43%
	38,729	38,763	2.37%	42,439	42,497	2.43%
Mortgage-backed securities
Due within one year	-	-	-	-	-	-
Due after one but within five years	7,343	7,448	2.54%	7,492	7,581	2.54%
Due after five but within ten years	7,077	7,199	2.74%	5,237	5,341	3.07%
Due after ten years	58,870	57,982	2.31%	62,409	60,951	2.13%
	73,290	72,629	2.37%	75,138	73,873	2.24%
Municipal bonds
Due within one year	-	-	-	-	-	-
Due after one but within five years	2,822	2,893	2.95%	1,734	1,771	3.23%
Due after five but within ten years	8,610	8,810	3.62%	6,078	6,087	3.22%
Due after ten years	54,888	55,868	4.05%	53,089	52,819	4.02%
	66,320	67,571	3.94%	60,901	60,677	3.92%
Other investments
Due within one year	-	-	-	-	-	-
Due after one but within five years	-	-	-	-	-	-
Due after five but within ten years	1,500	1,513	6.64%	1,500	1,500	6.77%
Due after ten years (2)	2,176	1,463	0.00%	2,176	1,951	0.00%
	3,676	2,976	2.76%	3,676	3,451	2.76%
Total securities available for sale
Due within one year	-	-	-	-	-	-
Due after one but within five years	10,165	10,341	2.65%	9,226	9,352	2.67%
Due after five but within ten years	17,187	17,522	3.53%	12,815	12,928	2.82%
Due after ten years (2)	169,816	169,296	2.88%	177,175	175,161	2.91%
	$197,168	$197,159	2.93%	$199,216	$197,441	2.85%

(1)
The marginal tax rate used to calculate tax equivalent yield was 30.0%.
(2)
Includes investments with no stated maturity date

As of September 30, 2017, the weighted average life of the Company's debt securities was 4.96 years, and the weighted average effective duration was 3.7 years.

Loans Receivable

The Company serves the credit needs of commercial and private banking clients in its markets through a range of commercial and consumer loan products. The objective of the Company's lending function is to help clients reach their goals. This is accomplished through loan products that best fit the needs of each client and are profitable to the Company. The lending process combines a thorough knowledge of each client and the local market with the high standards of the Company’s credit culture. Underwriting criteria governing the level of assumed risk and a sharp focus on maintaining a well-balanced loan portfolio play a critical role in the process.

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

The loan portfolio at September 30, 2017 totaled $1.39 billion and was composed of $75.5 million in construction and land development loans, $775.3 million in commercial real estate loans, $339.4 million in consumer real estate loans, $178.8 million in commercial and industrial loans, and $20.8 million in consumer and other loans. Also included in loans outstanding is $254,000 in net deferred loan costs.

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

The following table describes the Company’s loan portfolio composition by category:

	At September 30,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$75,465	5.4%	$79,738	6.7%
Commercial real estate:
Non-farm, non-residential	448,762	32.4%	365,569	30.7%
Owner occupied	221,661	15.9%	186,892	15.7%
Multifamily, nonresidential and junior liens	104,892	7.5%	89,191	7.5%
Total commercial real estate	775,315	55.8%	641,652	53.9%
Consumer real estate:
Home equity lines	92,285	6.6%	87,489	7.3%
Secured by 1-4 family residential, secured by
first deeds of trust	242,655	17.5%	195,343	16.4%
Secured by 1-4 family residential, secured by
second deeds of trust	4,425	0.3%	4,289	0.4%
Total consumer real estate	339,365	24.4%	287,121	24.1%
Commercial and industrial loans (except those
secured by real estate)	178,765	12.9%	170,709	14.3%
Consumer and other	20,823	1.5%	11,542	1.0%
Less:
Deferred loan origination (fees) costs	254	0.0%	518	0.0%
Total loans	1,389,987	100%	1,191,280	100%
Allowance for loan losses	(9,402)		(7,909)
Total net loans	$1,380,585		$1,183,371

During the nine months ended September 30, 2017, loans receivable increased by $198.7 million, or 16.7%, to $1.39 billion as of period end. The increase in loans during the quarter is primarily attributable to new loan origination driven by the demand in the Company’s market areas.

During 2016, loans receivable increased by $175.1 million, or 17.2%, to $1.19 billion as of December 31, 2016. The increase in loans during the year is also primarily attributable to new loan origination driven by the demand in the Company’s market areas.

Maturities and Sensitivities of Loans to Interest Rates

The following table presents the maturity distribution of the Company’s loans at September 30, 2017. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate:

	At September 30, 2017
		Due after one
	Due within	year but within	Due after
(in thousands)	one year	five years	five years	Total
Fixed rate loans (1):
Construction and land development	$16,952	$23,029	$9,258	$49,239
Commercial real estate	24,837	255,299	67,111	347,247
Commercial real estate owner occupied	12,963	108,778	84,561	206,302
Multifamily, nonresidential and junior liens	3,038	46,648	14,915	64,601
Home equity lines	452	149	-	601
Secured by 1-4 family residential, secured by first
deeds of trust	9,497	87,013	140,957	237,467
Secured by 1-4 family residential, secured by
second deeds of trust	148	2,754	433	3,335
Commercial and industrial loans (except those
secured by real estate)	7,368	72,876	17,472	97,716
Consumer and other	385	8,881	-	9,266
Total at fixed rates	75,640	605,427	334,707	1,015,774
Variable rate loans (1):
Construction and land development	11,583	9,461	5,068	26,112
Commercial real estate	16,862	40,315	44,338	101,515
Commercial real estate owner occupied	1,606	6,765	6,988	15,359
Multifamily, nonresidential and junior liens	1,243	19,945	19,103	40,291
Home equity lines	6,358	10,874	74,268	91,500
Secured by 1-4 family residential, secured by first
deeds of trust	2,440	1,770	863	5,073
Secured by 1-4 family residential, secured by
second deeds of trust	417	310	310	1,037
Commercial and industrial loans (except those
secured by real estate)	61,717	17,097	2,235	81,049
Consumer and other	4,576	6,812	169	11,557
Total at variable rates	106,802	113,349	153,342	373,493
Subtotal	182,442	718,776	488,049	1,389,267
Non-accrual loans (2)	53	229	184	466
Gross Loans	$182,495	$719,005	$488,233	1,389,733
Deferred origination costs				254
Total loans				$1,389,987

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

Past Due Loans and Nonperforming Assets

Loans are reported as past due when the contractual amounts due with respect to principal and interest are not received by the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of 90 days or more at the end of any calendar month, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

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

The following tables present an age analysis of past due loans, segregated by class of loans as of September 30, 2017 and December 31, 2016:

	30+	Non-	Total
	Days	Accrual	Past		Total
(in thousands)	Past Due	Loans	Due	Current	Loans
At September 30, 2017
Construction and land development	$-	$114	$114	$75,351	$75,465
Non-farm, non-residential	-	-	-	448,762	448,762
Owner occupied	-	-	-	221,661	221,661
Multifamily, nonresidential and junior liens	-	-	-	104,892	104,892
Home equity lines	-	184	184	92,101	92,285
Secured by 1-4 family residential, secured
by first deeds of trust	-	115	115	242,540	242,655
Secured by 1-4 family residential,
secured by second deeds of trust	-	53	53	4,372	4,425
Commercial and industrial loans (except
those secured by real estate)	149	-	149	178,616	178,765
Consumer and other	-	-	-	20,823	20,823
	$149	$466	$615	$1,389,118	$1,389,733

At December 31, 2016
Construction and land development	$-	$125	$125	$79,613	$79,738
Non-farm, non-residential	-	-	-	365,569	365,569
Owner occupied	-	-	-	186,892	186,892
Multifamily, nonresidential and junior liens	-	-	-	89,191	89,191
Home equity lines	-	194	194	87,295	87,489
Secured by 1-4 family residential, secured
by first deeds of trust	-	531	531	194,812	195,343
Secured by 1-4 family residential,
secured by second deeds of trust	-	58	58	4,231	4,289
Commercial and industrial loans (except
those secured by real estate)	-	60	60	170,649	170,709
Consumer and other	-	-	-	11,542	11,542
	$-	$968	$968	$1,189,794	$1,190,762

The table below sets forth, for the periods indicated, information about the Company’s nonaccrual loans, loans past due 90 days or more and still accruing interest, total non-performing loans (nonaccrual loans plus nonaccrual restructured loans), and total non-performing assets.

	At September 30,	At December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans	$184	$785
Restructured loans (1)	282	183
Total nonperforming loans	466	968
Foreclosed real estate	3,399	4,740
Total nonperforming assets	$3,865	$5,708

Accruing loans past due 90 days or more	$-	$-
Allowance for loan losses	9,402	7,909

Nonperforming loans to period end loans	0.03%	0.08%
Allowance for loan losses to period end
loans	0.68%	0.66%
Allowance for loan losses to
nonperforming loans	2017.60%	817.05%
Allowance for loan losses to
nonperforming assets	243.26%	138.56%
Nonperforming assets to total assets	0.22%	0.38%

(1)
Restructured loans are also on nonaccrual status.

In addition to the above, as of September 30, 2017, the Company had $2.3 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $2.8 million in loans that were considered to be impaired as of September 30, 2017. As of December 31, 2016, the Company had $2.7 million in loans that were considered to be impaired for reasons other than their past due, accrual or restructured status. In total, there were $3.2 million in loans that were considered to be impaired at December 31, 2016.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through provisions for loan losses charged to expense and represents management’s best estimate of probable loan losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated losses and risk inherent in the loan portfolio. The Company’s allowance for loan loss methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of reserves is designed to account for changes in credit quality as they occur. The provision for loan losses reflects loan quality trends, including the levels of and trends related to past due loans and economic conditions at the local and national levels. It also considers the quality and risk characteristics of the Company’s loan origination and servicing policies and practices. Included in the allowance are specific reserves on loans that are considered to be impaired, which are identified and measured in accordance with ASC 310.

The following table presents the Company’s allowance for loan losses allocated to each category of the Company’s loan portfolio and each category of the loan portfolio as a percentage of total loans, at September 30, 2017 and at December 31, 2016.

	At September 30,		At December 31,
	2017		2016
		% of		% of
		Total		Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction and land development	$402	4.3%	$486	6.7%
Commercial real estate	4,406	46.9%	3,719	53.9%
Consumer real estate	2,173	23.1%	1,900	24.1%
Commercial and industrial loans (except those
secured by real estate)	2,304	24.5%	1,728	14.3%
Consumer and other	117	1.2%	76	1.0%
Total	$9,402	100.0%	$7,909	100.0%

The allowance for loan losses as a percentage of gross loans outstanding was 0.68% for September 30, 2017 and 0.66% for December 31, 2016. The change in the allowance during the period resulted from net recoveries of $76,000 and loan loss provisions of $405,000 commensurate with $199.0 million of loan growth. General reserves totaled $8.6 million or 0.62% of gross loans outstanding as of September 30, 2017, equal to December 31, 2016 when they totaled $7.9 million or 0.62% of loans outstanding. At September 30, 2017, specific reserves on impaired loans constituted $824,000 or 0.06% of gross loans outstanding compared to $509,000 or 0.04% of loans outstanding as of December 31, 2016.

The following table presents information regarding changes in the allowance for loan losses in detail for the years indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Allowance for loan losses at beginning of the period	$8,921	$7,986	$7,909	$7,641
Provision for loan losses	405	391	1,214	391

Loans charged off:
Commercial and industrial loans (except those
secured by real estate)	(11)	(682)	(20)	(682)
Consumer and other	-	-	(13)	(1)
Total charge-offs	(11)	(682)	(33)	(683)
Recoveries of loans previously charged off:
Construction and land development	80	58	227	295
Commercial real estate	2	3	30	59
Consumer real estate	-	1	-	7
Commercial and industrial loans (except those
secured by real estate)	5	168	55	204
Consumer and other	-	-	-	11
Total recoveries	87	230	312	576
Net recoveries	76	(452)	279	(107)
Allowance for loan losses at end of the period	$9,402	$7,925	$9,402	$7,925

Ratio of net recoveries during the period
to average loans outstanding during
the period	0.01%	-0.16%	0.02%	-0.01%

While the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making determinations regarding the allowance.

Management believes the level of the allowance for loan losses as of September 30, 2017 and December 31, 2016 is appropriate in light of the risk inherent within the Company’s loan portfolio.

Other Assets

At September 30, 2017, non-earning assets totaled $74.3 million, a decrease of $1.8 million from $76.1 million at December 31, 2016. Non-earning assets at September 30, 2017 consisted of: cash and due from banks of $4.0 million, premises and equipment totaling $15.3 million, foreclosed real estate totaling $3.4 million, accrued interest receivable of $4.8 million, bank owned life insurance, or BOLI, of $35.0 million and other assets totaling $7.6 million, with net deferred taxes of $4.3 million.

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

As of September 30, 2017, the Company had an investment in bank owned life insurance of $35.0 million, which increased $771,000 from December 31, 2016. The increase in BOLI was due to an increase in cash surrender value. Since the income on this investment is included in non-interest income, the asset is not included in the Company’s calculation of earning assets.

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

Total deposits at September 30, 2017 were $1.29 billion and consisted of $253.5 million in non-interest-bearing demand deposits, $865.4 million in interest-bearing checking and money market accounts, and $169.3 million in time deposits. Total deposits increased by $115.9 million from $1.17 billion as of December 31, 2016. Non-interest-bearing demand deposits increased by $42.3 million from $211.2 million as of December 31, 2016. Interest-bearing and money market accounts increased by $123.3 million from $742.0 million as of December 31, 2016. Time deposits decreased by $49.7 million during the nine-month period ended September 30, 2017 from $219.0 million as of December 31, 2016. The increase in deposits was primarily due to a focus on growing core customer deposits and demand in the markets in which the Bank operates.

The table below provides a summary of the Company’s deposit portfolio by deposit type.

	As of
	September 30,	December 31,
Composition of Deposit Portfolio	2017	2016
Non-interest bearing	19.7%	18.0%
Interest-bearing checking accounts	22.0%	19.7%
Money markets	45.2%	43.7%
Time deposits	13.1%	18.6%
Total	100.0%	100.0%

The following table shows historical information regarding the average balances outstanding and average interest rates for each major category of deposits:

	For the Three-Month Period Ended September 30,
	2017			2016
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$229,064	19.5%	0.36%	$186,369	16.6%	0.36%
Money markets	547,391	46.5%	0.67%	491,805	43.8%	0.65%
Time deposits	173,981	14.8%	1.08%	254,358	22.6%	0.92%
Total interest-bearing deposits	950,436	80.8%	0.67%	932,532	83.0%	0.66%
Noninterest-bearing deposits	226,173	19.2%	-	190,745	17.0%	-
Total deposits	$1,176,609	100.0%	0.54%	$1,123,277	100.0%	0.55%

	For the Nine-Month Period Ended September 30,
	2017			2016
	Average	% of	Average	Average	% of	Average
(Dollars in thousands)	Amount	Total	Rate	Amount	Total	Rate
Interest-bearing checking accounts	$226,040	19.2%	0.38%	$165,655	15.8%	0.42%
Money markets	538,274	45.6%	0.67%	432,362	41.4%	0.66%
Time deposits	191,613	16.2%	1.01%	266,903	25.5%	0.86%
Total interest-bearing deposits	955,927	81.0%	0.67%	864,920	82.7%	0.67%
Noninterest-bearing deposits	223,713	19.0%	-	180,623	17.3%	-
Total deposits	$1,179,640	100.0%	0.54%	$1,045,543	100.0%	0.56%

The overall mix of deposits has shifted to a higher percentage of non-interest demand deposits and interest-bearing demand with reductions in the percentage of deposits held in time deposit accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.54% in the third quarter of 2017 compared to 0.55% in the third quarter of 2016 due to changes in deposit mix. The average cost of deposits was 0.54% for the nine-month period ended September 30, 2017 compared to 0.56% in the third quarter of 2016 due to changes in deposit mix.

Short-Term and Long-Term Debt

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital. As of September 30, 2017, the Company had $260.0 million in short-term debt, which consisted solely of FHLB advances compared to an outstanding balance of $150.0 million at year-end 2016. The increase in short-term debt was due to the Company’s rapid loan growth during the first nine months of 2017 and paying off the Brokered CDs as they matured.

The Company had outstanding $18.6 million in junior subordinated debentures as of September 30, 2017 and December 31, 2016. These junior subordinated debentures were issued to Paragon Commercial Trust I and Paragon Commercial Trust II in connection with the issuance of trust preferred securities on May 18, 2004 and May 30, 2006, respectively. Additional information regarding the junior subordinated debentures can be found in Note 7 of the Company’s 2016 audited consolidated financial statements, which are included within the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Stockholders’ Equity

Total stockholders’ equity at September 30, 2017 was $149.1 million, an increase of $13 million from $136.1 million as of December 31, 2016. The change in stockholders’ equity principally represents net income to common stockholders for the nine months ended September 30, 2017 of $10.8 million and other comprehensive income of $1.5 million related to net increasing values in the Company’s available for sale investment securities portfolio and its cash flow hedges.

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

Liquid assets (consisting of cash and due from banks, interest-earning deposits with other banks, federal funds sold and investment securities classified as available for sale) represented 13.1% and 12.1% of total assets at September 30, 2017 and December 31, 2016, respectively.

The Bank has seen a net reduction in wholesale funding, maintaining liquidity sufficient to fund new loan demand and to reduce part of its wholesale funding. When the need arises, the Bank has the ability to sell securities classified as available for sale, sell loan participations to other banks, or to borrow funds as necessary. The Bank has established credit lines with other financial institutions to purchase up to $102.5 million in federal funds and had no borrowings as of September 30, 2017 or December 31, 2016. Also, as a member of the Federal Home Loan Bank of Atlanta, the Bank may obtain advances of up to 30% of assets, subject to our available collateral. The Bank had an available borrowing line at September 30, 2017 of $492.4 million at the FHLB, secured by qualifying loans. As of that date, the Bank had $260.0 million outstanding on the line and available borrowing capacity of $232.4 million. In addition, the Bank may borrow up to $155.2 million at the Federal Reserve discount window and has pledged loans for that purpose. As another source of short-term borrowings, the Bank also utilizes securities sold under agreements to repurchase. At September 30, 2017, borrowings of securities sold under agreements to repurchase were $21.1 million.

At September 30, 2017, the Bank had undisbursed lines of credit of $264.5 million, and letters of credit of $5.3 million. The Bank believes that its combined aggregate liquidity position from all sources is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Total deposits were $1.29 billion and $1.17 billion as of September 30, 2017 and December 31, 2016, respectively. Time deposits, which are the only deposit accounts that have stated maturity dates, are generally considered to be rate sensitive. Time deposits represented 13.1% and 18.6% of total deposits at September 30, 2017 and December 31, 2016, respectively. Other than brokered time deposits, management believes most other time deposits are relationship-oriented. While competitive rates will need to be paid to retain these deposits at their maturities, there are other subjective factors that will determine their continued retention.

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

	September 30, 2017
	1 Year	Over 1 to	Over 3 to	More Than
(In thousands)	or Less	3 Years	5 Years	5 Years	Total
Time deposits	$103,207	$49,233	$16,837	$-	$169,277
Short term borrowings	260,000	-	-	-	260,000
Subordinated debentures	-	-	-	18,558	18,558
Operating leases	796	924	547	3,981	6,248
Total contractual obligations	$364,003	$50,157	$17,384	$22,539	$454,083

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

The Basel III Rules also establish a “capital conservation buffer” of 2.5 percent above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0 percent, (ii) a Tier 1 risk-based capital ratio of 8.5 percent, and (iii) a total risk-based capital ratio of 10.5 percent. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

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

Regulatory capital ratios for the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2017 and December 31, 2016. Management expects that the Company and the Bank will continue to be in compliance with applicable regulatory capital requirements, although there can be no assurance that additional capital will not be required in the future. The Company’s and the Bank’s capital ratios as of September 30, 2017 are presented in the table below.

			Minimum Requirements To Be:
			"Adequately Capitalized"		"Well Capitalized" (2)
			for Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Actions Provisions
(Dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
September 30, 2017
The Company
Total risk-based capital ratio	$177,416	12.18%	$116,549	8.000%	N/A	N/A
Tier 1 risk-based capital ratio	168,014	11.53%	87,412	6.000%	N/A	N/A
Common equity Tier 1	150,014	10.30%	65,559	4.500%	N/A	N/A
Tier 1 leverage ratio	168,014	10.01%	67,160	4.000%	N/A	N/A
Tangible equity to tangible assets ratio	150,014	8.94%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	150,014	10.30%	N/A	N/A	N/A	N/A

The Bank
Total risk-based capital ratio	$175,053	12.02%	$116,481	8.000%	$145,601	10.000%
Tier 1 risk-based capital ratio	165,651	11.38%	87,361	6.000%	116,481	8.000%
Common equity Tier 1	165,651	11.38%	65,520	4.500%	94,641	6.500%
Tier 1 leverage ratio	165,651	9.87%	67,160	4.000%	83,951	5.000%

December 31, 2016
The Company
Total risk-based capital ratio	$164,740	13.21%	$99,778	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	156,831	12.57%	74,833	6.00%	N/A	N/A
Common equity Tier 1	138,831	11.13%	56,125	4.50%	N/A	N/A
Tier 1 leverage ratio	156,831	10.05%	62,434	4.00%	N/A	N/A
Tangible equity to tangible assets ratio	138,831	9.23%	N/A	N/A	N/A	N/A
Tangible equity to risk-weighted assets ratio	138,831	11.31%	N/A	N/A	N/A	N/A

The Bank
Total risk-based capital ratio	$161,925	12.99%	$99,713	8.00%	$124,641	10.00%
Tier 1 risk-based capital ratio	154,016	12.36%	74,785	6.00%	99,713	8.00%
Common equity Tier 1	154,016	12.36%	56,089	4.50%	81,017	6.50%
Tier 1 leverage ratio	154,016	10.37%	59,405	4.00%	74,256	5.00%

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

Our interest rate risk model indicated that the Company was liability sensitive in terms of interest rate sensitivity at May 31, 2017. Since December 31, 2016, we have slightly decreased our liability sensitivity as a result of shortening the duration of the fixed rate loan and investment portfolios. The table below illustrates the impact in year one of an immediate and sustained 200 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at August 31, 2017, May 31, 2017 and November 30, 2016:

Hypothetical	Estimated Resulting Theoretical Net Interest Income
shift in interest	August 31, 2017		May 31, 2017		February 28, 2017
rates (in bps)	Amount	% Change	Amount	% Change	Amount	% Change
(dollars in thousands)
200	$52,736	-3.21%	$51,743	-3.16%	$48,570	-3.31%
0	54,487	0.00%	53,429	0.00%	50,231	0.00%
(100)	54,046	-0.81%	52,907	-0.98%	49,881	-0.70%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, the Company is party to various legal proceedings. The Company is not involved in, nor has it terminated during the three or nine months ended September 30, 2017, any pending legal proceedings other than routine, nonmaterial proceedings occurring in the ordinary course of business.

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

The following exhibits are being filed herewith:

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (Unaudited)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PARAGON COMMERCIAL CORPORATION

Date: November 9, 2017	By:	/s/ Steven E. Crouse
Steven E. Crouse
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)